Form 10-Q
period 2011-06-30
ZILLOW INC
filed 2011-08-25
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35237

ZILLOW, INC.

(Exact name of registrant as specified in its charter)

Washington	20-2000033
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 470-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 22, 2011, 18,029,431 shares of Class A common stock and 9,528,313 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2011

i

As used in this Quarterly Report on Form 10-Q, the terms “the Company,” “we,” “us” and “our” refer to Zillow, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A (Risk Factors) of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, and we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2011	Pro Forma June 30, 2011 (Note 2)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$16,161		$12,278
Short-term investments	—		1,499
Accounts receivable, net of allowance for doubtful accounts of $611 and $501 at June 30, 2011 and December 31, 2010, respectively	5,307		3,984
Prepaid expenses and other current assets	670		410

Total current assets	22,138		18,171
Property and equipment, net	5,544		4,929
Goodwill	1,140		—
Intangible assets, net	1,934		888
Other assets	3,146		25

Total assets	$33,902		$24,013

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,524		$750
Accrued expenses and other current liabilities	2,336		576
Accrued compensation and benefits	1,564		1,349
Deferred revenue	5,647		3,284
Deferred rent, current portion	285		271

Total current liabilities	12,356		6,230
Deferred rent, net of current portion	405		335
Commitments and contingencies (Note 11)
Shareholders’ equity:
Convertible preferred stock, $0.0001 par value; 70,000,000 shares authorized, 31,353,797 shares issued and outstanding as of June 30, 2011 and December 31, 2010; no shares authorized, issued or outstanding, pro forma	4	$—	4
Preferred stock, $0.0001 par value; 30,000,000 and no shares authorized as of June 30, 2011 and December 31, 2010, respectively; no shares issued and outstanding as of June 30, 2011 and December 31, 2010; 30,000,000 shares authorized, no shares issued or outstanding, pro forma	—	—	—
Class A common stock, $0.0001 par value; 600,000,000 and 200,000,000 shares authorized as of June 30, 2011 and December 31, 2010, respectively; 2,143,269 and 1,290,602 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively; 600,000,000 shares authorized, 13,725,439 shares issued and outstanding, pro forma	—	1	—
Class B common stock, $0.0001 par value; 15,000,000 and 35,000,000 shares authorized as of June 30, 2011 and December 31, 2010, respectively; 9,528,313 shares issued and outstanding as of June 30, 2011 and December 31, 2010; 15,000,000 shares authorized, 9,528,313 shares issued and outstanding, pro forma	1	1	1
Class C nonvoting common stock, $0.0001 par value; 50,000,000 shares authorized, 2,305,980 shares issued and outstanding as of June 30, 2011 and December 31, 2010; no shares authorized, issued or outstanding, pro forma	—	—	—
Additional paid-in capital	99,095	99,098	96,152
Accumulated other comprehensive loss	(77,959)	(77,959)	(78,709)

Total shareholders’ equity	21,141	21,141	17,448

Total liabilities and shareholders’ equity	$33,902	$33,902	$24,013

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$15,845	$7,334	$27,105	$12,665
Costs and expenses:
Cost of revenues (exclusive of amortization) (1)	2,713	1,222	4,529	2,384
Sales and marketing	5,630	3,748	11,115	6,865
Technology and development	3,304	2,878	6,299	5,412
General and administrative	2,627	1,483	4,455	2,824

Total costs and expenses	14,274	9,331	26,398	17,485

Income (loss) from operations	1,571	(1,997)	707	(4,820)
Other income	5	25	43	42
Net income (loss)	$1,576	$(1,972)	$750	$(4,778)

Net income (loss) attributable to common shareholders	$—	$(1,972)	$—	$(4,778)
Net income (loss) per share attributable to common shareholders — basic and diluted	$—	$(0.16)	$—	$(0.38)
Weighted-average shares outstanding — basic	13,940	12,660	13,645	12,650
Weighted-average shares outstanding — diluted	24,106	12,660	23,604	12,650
Pro forma net income per share attributable to common shareholders — basic (Note 2)	$0.07		$0.03
Pro forma net income per share attributable to common shareholders — diluted (Note 2)	$0.07		$0.03
Pro forma weighted-average shares outstanding — basic	23,216		22,921
Pro forma weighted-average shares outstanding — diluted	24,106		23,604

(1) Amortization of website development costs and intangible assets included in technology and development is as follows:	$1,234	$1,107	$2,457	$2,077

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income (loss)	$750	$(4,778)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,394	2,582
Share-based compensation expense	803	841
Loss on disposal of property and equipment	46	152
Bad debt expense	177	29
Deferred rent	84	(130)
Accretion of bond discount	(3)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1,501)	(1,141)
Prepaid expenses and other assets	(1,526)	(358)
Accounts payable	1,774	454
Accrued expenses	1,975	270
Deferred revenue	2,363	1,021

Net cash provided by (used in) operating activities	8,336	(1,059)
Investing activities
Proceeds from maturities of short-term investments	5,250	8,407
Purchases of short-term investments	(3,748)	(5,226)
Purchases of property and equipment	(3,235)	(2,532)
Purchases of intangible assets	(875)	(390)
Acquisition, net of cash acquired	(1,000)	—

Net cash provided by (used in) investing activities	(3,608)	259
Financing activities
Proceeds from exercise of Class A common stock options	1,009	427
Payments for deferred offering costs	(1,854)	—

Net cash provided by (used in) financing activities	(845)	427
Net increase (decrease) in cash and cash equivalents during period	3,883	(373)
Cash and cash equivalents at beginning of period	12,278	4,439

Cash and cash equivalents at end of period	$16,161	$4,066

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$222	$217
Deferred offering costs not yet paid	$1,194	$—
Class A common stock issued in connection with an acquisition	$910	$—

See accompanying notes to condensed financial statements.

ZILLOW, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow, Inc. was incorporated as a Washington corporation effective December 13, 2004. We operate a real estate information marketplace dedicated to providing vital information about homes, real estate listings and mortgages and enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; acquisitions and investments; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our website, among other things.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 (File No. 333-173570), as filed with the SEC. The condensed balance sheet as of December 31, 2010, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2011, our results of operations for the three and six month periods ended June 30, 2011 and 2010 and our cash flows for the six months ended June 30, 2011 and 2010. The results of the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used for revenue recognition, the allowance for doubtful accounts, website development costs, recoverability of intangible assets with definite lives and other long-lived assets and for share-based compensation. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Unaudited Pro Forma Consolidated Balance Sheet and Net Income Per Share Attributable to Common Shareholders

Upon the effectiveness of the Company’s registration statement on July 19, 2011, all of the outstanding shares of our convertible preferred stock and Class C common stock automatically converted into shares of Class A common stock. The June 30, 2011 unaudited pro forma balance sheet data has been prepared reflecting the conversion of the convertible preferred stock outstanding into 9,276,190 shares of Class A common stock and the conversion of the Class C common stock outstanding into 2,305,980 shares of Class A common stock.

Unaudited pro forma net income per share attributable to common shareholders for the three and six month periods ended June 30, 2011 have been computed to give effect to the automatic conversion of the convertible preferred stock and Class C common stock (using the if-converted method) into Class A common stock as though the conversion had occurred on the original dates of issuance. For the three and six month periods ended June 30, 2011, 889,893 and 682,362 shares of Class A common stock equivalents relating to options to purchase Class A common stock, respectively, were included in the computation of diluted net income per share attributable to common shareholders because the Class A common stock equivalents would have had a dilutive impact.

Reverse Stock Split

On June 16, 2011, our board of directors and shareholders approved a 3.38-for-1 reverse stock split of our outstanding Class A common stock, Class B common stock and Class C common stock that was effected on June 17, 2011. The conversion prices at which shares of our convertible preferred stock were automatically converted were adjusted to reflect the reverse stock split. All references to Class A common stock, Class B common stock and Class C common stock in the condensed financial statements and the notes thereto, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options to purchase shares of our Class A common stock have also been retroactively adjusted to reflect the reverse stock split.

Reclassifications

Certain reclassifications have been made to conform the prior period’s data to the current format.

Deferred Offering Costs

Deferred offering costs of $3.0 million are included in other assets in the condensed balance sheet as of June 30, 2011. Upon the consummation of our initial public offering on July 25, 2011, these amounts were offset against the proceeds of the offering. There were no amounts capitalized as of December 31, 2010.

Recently Issued Accounting Standards

In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. We adopted this guidance prospectively starting on January 1, 2011. The adoption of this guidance did not and is not expected to have any impact on our financial position, results of operations, cash flows or disclosures based on the types of revenue arrangements we have historically entered into and currently have in place.

Note 3.	Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

There are three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Assets

Cash equivalents — Cash equivalents include money market funds. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.

Short-term investments — Short-term investments consist of U.S. government agency securities. The fair value measurement of these assets is based on observable market-based Level 1 inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means and, therefore, is recorded at fair value on a recurring basis. There were no short-term investments outstanding at June 30, 2011. The balance of short-term investments was $1.5 million at December 31, 2010.

The following table presents the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands), all of which are classified as Level 1 in the fair value hierarchy:

	June 30, 2011	December 31, 2010
Assets:
Cash equivalents:
Money market funds	$13,020	$11,517
Short-term investments:
U.S. Treasury securities	—	1,499

Total	$13,020	$13,016

We did not have any Level 2 or Level 3 assets measured at fair value on a recurring basis as of June 30, 2011 or December 31, 2010.

Note 4.	Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable	$5,918	$4,485
Less: allowance for doubtful accounts	(611)	(501)

Accounts receivable, net	$5,307	$3,984

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2011	December 31, 2010
Computer equipment	$8,625	$8,072
Website development costs	21,412	18,921
Leasehold improvements	2,127	1,891
Software	1,271	1,153
Construction-in-progress	659	675
Office equipment, furniture and fixtures	540	511

Property and equipment	34,634	31,223
Less: accumulated amortization and depreciation	(29,090)	(26,294)

Property and equipment, net	$5,544	$4,929

We recorded amortization and depreciation expense related to property and equipment other than website development costs of $0.6 million and $0.3 million, respectively, during the three months ended June 30, 2011 and 2010, and $0.9 million and $0.5 million, respectively, during the six months ended June 30, 2011 and 2010.

We capitalized $1.4 million and $0.9 million, respectively, in website development costs during the three months ended June 30, 2011 and 2010, and $2.5 million and $1.9 million, respectively, during the six months ended June 30, 2011 and 2010. Amortization expense for website development costs included in technology and development expenses totaled $0.9 million and $1.0 million, respectively, during the three months ended June 30, 2011 and 2010, and $1.9 million and $1.8 million, respectively, during the six months ended June 30, 2011 and 2010.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.	Intangible Assets

The following table presents the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2011	December 31, 2010
Purchased content	$5,059	$4,184
Developed technology	630	—
Customer relationships	80	—
Trademarks	60	—

Intangible assets	5,829	4,184
Less: accumulated amortization	(3,895)	(3,296)

Intangible assets, net	$1,934	$888

Amortization expense recorded for intangible assets for the three months ended June 30, 2011 and 2010 was $0.3 million and $0.1 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2011 and 2010 was $0.6 million and $0.3 million, respectively. These amounts are included in technology and development expenses.

Note 7.	Income Taxes

We are subject to federal income taxes in the United States. During the three and six months ended June 30, 2011 and 2010, we did not have taxable income and, therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated tax losses of approximately $64.0 million as of December 31, 2010, which are available to reduce future taxable income.

Note 8.	Shareholders’ Equity

As described in Note 2, on June 16, 2011, our board of directors and shareholders approved a 3.38-for-1 reverse stock split of our outstanding Class A common stock, Class B common stock and Class C common stock that was effected on June 17, 2011. All references to Class A common stock, Class B common stock and Class C common stock in the condensed financial statements and the notes thereto, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options to purchase shares of our Class A common stock have also been retroactively adjusted to reflect the reverse stock split.

Upon the effectiveness of the Company’s registration statement on July 19, 2011, all of the outstanding shares of convertible preferred stock and all of the outstanding shares of Class C common stock automatically converted into 9,276,190 and 2,305,980 shares of Class A common stock, respectively.

On July 25, 2011, we closed our initial public offering (“IPO”) of 3,981,300 shares of Class A common stock at an offering price of $20.00 per share, including 519,300 Class A common shares pursuant to the underwriters’ option to purchase additional shares, and also closed the sale of 274,999 shares of our Class A common stock in a private placement at a price of $20.00 per share, resulting in net proceeds to us of $76.2 million after deducting underwriting discounts and commissions and estimated expenses payable in connection with the IPO.

Convertible Preferred Stock

In November 2005, we completed a private placement of $26.0 million, authorizing the issuance and sale of 17,931,034 shares of Series A convertible preferred stock (“Series A”) at $1.45 per share. In July 2006, we completed a private placement of $25.0 million, authorizing the issuance and sale of 6,933,103 shares of Series B convertible preferred stock (“Series B”) at $3.6059 per share. In October 2007, we completed a private placement of $30.0 million, authorizing the issuance and sale of 6,489,660 shares of Series C convertible preferred stock (“Series C”) at $4.62274 per share. The key terms of all issued convertible preferred stock as of June 30, 2011, which automatically converted into Class A common stock upon the effectiveness of our registration statement relating to the IPO on July 19, 2011, are summarized below:

(a) Dividends

The holders of Series A, B and C convertible preferred stock had preferential rights to dividends at the rate of $0.116, $0.28847 and $0.3698 per share per annum, respectively, when and if declared by our board of directors, over common shareholders. The right to receive dividends was not cumulative. As of June 30, 2011 and December 31, 2010, no dividends had been declared.

(b) Conversion

At any time after the date of issuance, each share of Series A, B and C convertible preferred stock, at the option of the holder, was convertible into Class A common stock using the formula provided in our articles of incorporation, or automatically upon the effectiveness of a registration statement filed for a firm commitment underwritten initial public offering of our Class A common stock with an aggregate offering price to the public of more than $40.0 million (which occurred on July 19, 2011), or with the approval of the holders of at least 70% of the outstanding shares of convertible preferred stock, respectively.

(c) Liquidation Preference

In the event of a deemed liquidation, as defined, the holders of Series A, B and C convertible preferred stock had preferential rights over common shareholders to liquidation payments of $1.45, $3.6059, and $4.62274 per share, respectively, plus all declared but unpaid dividends on such shares, if any. Upon completion of such a distribution, the remaining assets would have been distributed among the holders of all classes of common stock pro rata based on the number of shares of Class A common stock held by each (assuming the conversion of all shares of

Class B and Class C common stock into shares of Class A common stock in the ratios provided). Series A, B and C convertible preferred shareholders did not have preferential rights over other preferred series holders and if there were insufficient funds to pay such preferences in full, then each preferred series holder would have liquidation rights that are proportionate to other preferred series holders.

We have classified the Series A, B and C convertible preferred stock within shareholders’ equity since the convertible preferred stock was not redeemable, and the Series A, B and C convertible preferred stockholders did not have the right to effect a deemed liquidation of the Company.

(d) Voting Rights

Holders of Series A, B and C convertible preferred stock were entitled to the number of votes equal to the number of shares of Class A common stock into which their preferred stock could be converted. As long as at least 20% of the Series A convertible preferred stock outstanding on the original issue date remained outstanding, the holders of Series A convertible preferred stock, voting as a separate class, were entitled to elect two of the seven members of our board of directors. The holders of Class A common stock, Class B common stock, Series B convertible preferred stock, and Series C convertible preferred stock, voting together as a single voting group, were entitled to elect four members of our board of directors, and the holders of all classes of common stock and all series of convertible preferred stock, voting together, were entitled to elect any remaining members.

Common Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, shall be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. Holders of Class B common stock are entitled to 10 votes for each share.

Prior to the effectiveness of our registration statement on July 19, 2011, at which time all of the outstanding shares of Class C common stock automatically converted into shares of Class A common stock, our Class C common stock had no preferences or privileges and was not redeemable. Each share of Class C common stock, at the option of the holder thereof, was convertible into one share of Class A common stock, at any time after the consummation of the first firm commitment underwritten public offering of our securities. Each share of Class C common stock was automatically convertible into one share of Class A common stock upon the sale of the Company or upon the affirmative vote by holders of at least 65% of the shares of the Class C common stock. Holders of Class C common stock had no voting rights, except to the extent required by law.

Note 9.	Share-Based Awards

In February 2005, our board of directors adopted, and our shareholders approved, the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”). Under the terms of the 2005 Plan, our board of directors may grant stock awards, including incentive and nonqualified stock options, to employees, officers, directors, consultants, agents, advisors, and independent contractors. Upon adoption of the 2005 Plan, an aggregate of 2,485,207 shares of Class A common stock was reserved for future issuance. Through June 30, 2011, our board of directors has subsequently approved increases to the number of shares of Class A common stock reserved for future issuance to 6,908,284 shares. As described below in Note 13, upon execution of the underwriting agreement related to the IPO on July 19, 2011, the 2011 Incentive Plan (the “2011 Plan”) became effective. After July 19, 2011, future equity awards will be granted under that plan, not the 2005 Plan. On August 5, 2011, we filed a registration statement on Form S-8 under the Securities Act to register 6,816,135 shares of our Class A common stock for issuance under our 2005 Plan and 2011 Plan.

We have granted nonqualified stock options under the 2005 Plan with exercise prices determined by our board of directors or the compensation committee of our board of directors. All stock options granted since inception have been nonqualified stock options. Options granted under the 2005 Plan are exercisable at such times and under such conditions as determined by our board of directors, but the term of the options and the right of exercise may not exceed seven years from the date of grant. Employees forfeit their rights to exercise vested options after 90 days or 12 months following the termination of their employment, depending on the cause of termination. Options have a seven-year term and generally vest 25% after 12 months, and the remaining 75% of the award vests ratably over the next 36 months.

A summary of stock option activity for the year ended December 31, 2010 and the six months ended June 30, 2011 is as follows:

	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,015,008	4,394,807	$4.04
Authorized increase in 2005 Plan shares	1,109,467	—	—
Granted	(1,440,227)	1,440,227	3.47
Exercised	—	(487,401)	1.95
Forfeited or cancelled	337,323	(337,323)	4.79

Outstanding at December 31, 2010	1,021,571	5,010,310	4.03	4.48	$3,843,806
Authorized increase in 2005 Plan shares	177,514	—	—
Granted	(1,279,903)	1,279,903	4.24
Exercised	—	(645,567)	1.56
Forfeited or cancelled	103,257	(103,257)	5.16

Outstanding at June 30, 2011	22,439	5,541,389	4.34	4.64	14,868,345
Vested and exercisable at June 30, 2011		2,675,221	4.70	3.46	6,339,136

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	52%	47%	52%	47%-53%
Expected dividend yields	—	—	—	—
Risk-free interest rate	1.46%-1.73%	1.59%-2.20%	1.46%-2.00%	1.59%-2.31%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$3.28	$1.47	$2.29	$1.63

Since July 2006 and up until May 23, 2011, which was the last date options were granted prior to the effectiveness of our IPO, we have obtained valuation analyses prepared by an independent third-party valuation firm to assist us in determining the fair value of our Class A common stock. The valuations used methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Guide. In obtaining third-party valuations of our Class A common stock, our management provided the third-party valuation firm with projections for revenue and expenses on a cash basis, and information about our prospects, our performance and economic and financial market conditions, which the valuation firm used, along with other information, to perform its valuation analysis. These valuations were reviewed by management and either the board of directors or the compensation committee of the board of directors in conjunction with share-based compensation grants. In determining the fair value of our Class A common stock, the board of directors and the compensation committee of our board of directors considered these valuation reports, and other qualitative and quantitative factors that they considered relevant, including but not limited to: (i) key employee hirings and terminations; (ii) the seasonality of our business; (iii) general market conditions in the technology, media and real estate markets; (iv) our operating performance and competitive position within the online real estate space; (v) revenue and income projections; (vi) our cash burn rate; (vii) the market value of stock of our peer companies; (viii) present value of possible future cash flows; and (ix) the likelihood of various liquidity scenarios. These determinations of fair value were used for purposes of determining the Black-Scholes-Merton fair value of our stock option awards and related share-based compensation expense.

The following table presents the effects of share-based compensation on our statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$46	$53	$87	$107
Sales and marketing	67	111	174	215
Technology and development	90	106	176	201
General and administrative	210	159	366	318

Total	$413	$429	$803	$841

As of June 30, 2011, there was a total of $4.4 million in unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 2.97 years.

Note 10.	Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period. In the calculation of basic net income (loss) per share, undistributed earnings are allocated assuming all earnings during the period were distributed. Net income is first allocated to the Series A, B and C convertible preferred shareholders, as the convertible preferred stock is a participating security and the preferred shareholders have contractual preferential rights to distributions. As a result, for the three and six month periods ended June 30, 2011, there is no income attributable to common shareholders, as all income would be allocated to the Series A, B and C convertible preferred shareholders. No losses are allocated to Series A, B and C convertible preferred shareholders, as these shareholders do not have contractual obligations to share in or fund the losses of the Company. For the three and six month periods ended June 30, 2010, the net loss is allocated entirely to the Class A common stock, Class B common stock and Class C common stock.

Diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. The Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options using the treasury stock method and Class A common stock issuable upon conversion of our Series A, B and C convertible preferred stock.

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income (loss) per share attributable to common shareholders because they had a dilutive impact:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)
Convertible preferred stock upon conversion to Class A common stock	9,276	9,276
Options to purchase Class A common stock	890	682

Total Class A common stock equivalents	10,166	9,958

For the three and six month periods ended June 30, 2010, 5,013,311 shares underlying stock options and 9,276,190 shares of Class A common stock issuable upon conversion of our convertible preferred stock have been excluded from the calculations of diluted net income (loss) per share attributable to common shareholders because their effect would have been antidilutive.

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of the preferred stock have been satisfied. We have not presented net income (loss) per share attributable to common shareholders under the two-class method for our Class A common stock, Class B common stock and Class C common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 11.	Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. Our current headquarters is under an operating lease expiring in February 2013. We have also entered into an operating lease for our new headquarters in Seattle, Washington, under which we will be obligated to make escalating lease payments beginning in December 2012 through November 2022. Future minimum payments for all operating leases as of June 30, 2011 are as follows (in thousands):

2011	$807
2012	1,725
2013	2,107
2014	1,839
2015	1,799
All future years	14,234

Total future minimum lease payments	$22,511

Rent expense for the three months ended June 30, 2011 and 2010 was $0.5 million and $0.3 million, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $0.9 million and $0.6 million, respectively.

Purchase Commitments

As of June 30, 2011, we have purchase commitments for data that is used to populate our website totaling $3.6 million. The amount due for this content is as follows (in thousands):

2011	$1,050
2012	812
2013	520
2014	520
2015	520
All future years	130

Total future purchase commitments	$3,552

Letters of Credit

We have three outstanding letters of credit totaling $0.6 million at June 30, 2011 and December 31, 2010, payable to the landlord of our headquarters office in the event we default on our lease. The letters of credit are secured by our cash and cash equivalents and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

In October 2009, Mortgage Grader LLC filed a complaint against us for patent infringement in the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes one patent owned by Mortgage Grader, and sought injunctive relief, monetary damages, costs and attorneys’ fees. We denied Mortgage Grader’s allegations and asserted counterclaims seeking declarations that we were not infringing the

Mortgage Grader patent, and that the Mortgage Grader patent was unenforceable and invalid. In April 2010, Zillow and Mortgage Grader signed a patent license and settlement agreement for an insubstantial payment.

In May 2010, Source Search Technologies, LLC (SST) filed an action in the U.S. District Court, District of New Jersey alleging that we infringed certain patent rights. In March 2011, we signed a settlement agreement with SST, and Zillow paid a small one-time license fee. As a result of the settlement, effective from January 1, 2010 for as long as the related patent is valid and enforceable in the U.S., we must pay to SST insubstantial royalties on a quarterly basis under the terms of the agreement.

In March 2010, Smarter Agent, LLC filed a complaint against us for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent Office granted our petition for re-examination of the three patents-in-suit, and in an initial office action rejected all claims. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. We were granted a stay against the patent infringement complaint. We have not recorded an accrual related to this complaint as of June 30, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In April 2010, First American CoreLogic filed a complaint against us, for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by CoreLogic, an injunctive order against the alleged infringing activities and an award for damages. We have not recorded an accrual related to this complaint as of June 30, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC filed a complaint against us, for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have not recorded an accrual related to this complaint as of June 30, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In addition to the aforementioned, from time to time, we are involved in litigation and claims that arise in the ordinary course of business. Although we cannot be certain of the outcome of any litigation and claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Note 12.	Segment Information and Revenues

We have one reportable segment. Our reportable segment has been identified based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

The chief executive officer reviews information about revenue categories for purposes of allocating resources and evaluating financial performance. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Marketplace revenues	$9,723	$2,632	$16,604	$4,486
Display revenues	6,122	4,702	10,501	8,179

Total	$15,845	$7,334	$27,105	$12,665

Note 13.	Subsequent Events

On July 25, 2011, we closed our initial public offering (“IPO”) of 3,981,300 shares of Class A common stock at an offering price of $20.00 per share, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, and also closed the purchase of 274,999 shares of our Class A common stock in a private placement at a price of $20.00 per share, resulting in aggregate net proceeds to us of $76.2 million after deducting underwriting discounts and commissions and estimated expenses payable in connection with the IPO. Upon the effectiveness of the Company’s registration statement on July 19, 2011, all of our outstanding shares of convertible preferred stock and Class C common stock automatically converted into 9,276,190 and 2,305,980 shares of Class A common stock, respectively.

In connection with the IPO, the 2011 Plan became effective upon execution of the underwriting agreement related to the IPO. On August 5, 2011, we filed a Registration Statement on Form S-8 with the SEC whereby we registered 6,816,135 shares of our Class A common stock, of which (i) 5,467,729 shares were registered with respect to the 2005 Plan and (ii) 1,348,406 shares were registered with respect to the 2011 Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.”

Overview

We are the leading real estate information marketplace. We provide vital information about homes, real estate listings and mortgages through our website and mobile applications, enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals best suited to meet their needs. We are transforming the way consumers make home-related decisions.

Our living database of more than 100 million U.S. homes – homes for sale, homes for rent and homes not currently on the market – attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 29 million homes and added more than 65 million home photos, creating exclusive home profiles available nowhere else. These profiles include rich detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, both through our website and through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. Our products and services present residential real estate data in novel ways that have revolutionized the way consumers search for, find and understand home-related information and make real estate decisions.

We generate revenues from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals and brand advertisers. Our revenues include marketplace revenues, consisting of subscriptions sold to real estate agents and advertising sold on a cost per click, or CPC, basis to mortgage lenders, and display revenues consisting of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis.

During the three months ended June 30, 2011, we generated revenue of $15.8 million, as compared to $7.3 million in the three months ended June 30, 2010, an increase of 116%. We believe this increase is primarily the result of the 180% increase in our Premier Agent Subscribers to 13,385 as of June 30, 2011 from 4,777 as of June 30, 2010, as well as a significant growth in traffic to our websites and mobile applications. There were approximately 20.8 million average monthly unique users of our websites and mobile applications for the three months ended June 30, 2011 compared to 10.8 million average monthly unique users for the three months ended June 30, 2010, representing year-over-year growth of 93%.

Beginning in February 2011, we began to recognize revenues related to our strategic relationship with Yahoo! Real Estate. Under this strategic relationship, we provide real estate listings to Yahoo! Real Estate and have exclusive rights to sell real estate agent advertising and certain graphical advertising for display on the Yahoo! Real Estate site. We anticipate this partnership will have a positive impact on our future results of operations, primarily due to an increase in marketplace revenues as we expect the partnership will continue to drive greater demand for our Premier Agent product.

As of June 30, 2011, we had 264 full-time employees, compared to 216 full-time employees as of December 31, 2010, an increase of 22%.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenues depend in part on our ability to enable our users to connect with real estate and mortgage professionals, and our display revenues depend in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We measure unique users with Omniture analytical tools. Zillow counts a unique user the first time an individual accesses our website using a web browser during a calendar month, and the first time an individual accesses Zillow’s mobile applications using a mobile device during a calendar month. If an individual accesses Zillow’s website using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses Zillow’s mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user.

	Average Monthly Unique Users for the Three Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands)
Unique Users	20,758	10,751	93%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a monthly fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At June 30,		2010 to 2011 % Change
	2011	2010
Premier Agent Subscribers	13,385	4,777	180%

Basis of Presentation

Revenues

We generate revenues from the sale of advertising services to businesses and professionals primarily associated with the real estate and mortgage industries. These professionals include local real estate professionals, primarily on an individual subscription basis, and mortgage professionals and brand advertisers. Our revenues include marketplace revenues and display revenues.

Marketplace Revenues. Marketplace revenues consist of subscriptions sold to real estate agents under our Premier Agent program and CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders and financial institutions.

Our Premier Agent program allows local real estate agents to establish a persistent online and mobile presence on Zillow in the zip codes they serve. We present contact information for each Premier Agent alongside home profiles and home listings within the agent’s zip code, assisting consumers in evaluating and selecting the real estate agent best suited for them. Pricing for our Premier Agent subscriptions varies by zip code. Subscription advertising revenues are recognized on a straight-line basis during the contractual period over which the advertising is delivered. Typical terms of our Premier Agent subscription contracts are six months. Growth in our subscription advertising product is based on our ability to continue to attract agent subscribers and drive consumer traffic to those agents on our website and through our mobile applications.

In Zillow Mortgage Marketplace, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgage Marketplace are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users click on their links for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace.

Display Revenues. Display revenues primarily consist of graphical web and mobile advertising sold on a CPM basis to advertisers primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. We recognize these revenues as impressions are delivered to users interacting with our website or mobile applications. Growth in display revenues depends on continuing growth in traffic to our website and mobile applications, migration of advertising spend online from traditional broadcast and print media and our development of new advertising products.

Costs and Expenses

Cost of Revenues. Our cost of revenues consists of expenses related to operating our website and mobile applications, including associated headcount expenses, such as salaries and benefits and share-based compensation and bonuses. Cost of revenues also includes credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships and facilities costs allocated on a headcount basis.

Sales and Marketing. Sales and marketing expenses consist of headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees. Sales and marketing expenses also include other sales expenses related to promotional and marketing activities and facilities costs allocated on a headcount basis.

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our website. Technology and development expenses also include equipment and maintenance costs and facilities costs allocated on a headcount basis. Technology and development expenses also include amortization costs related to capitalized website and development activities and amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our website.

General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for executive, finance, accounting, legal, human resources, recruiting and administrative support. General and administrative expenses also include legal, accounting and other third-party professional service fees, bad debt and facilities costs allocated on a headcount basis.

Other Income. Other income consists of interest income earned on our cash and cash equivalents and short-term investments.

Income Taxes

We are subject to U.S. federal income taxes. As of December 31, 2010 we did not have taxable income, and as of June 30, 2011, we did not have any projected taxable income and, therefore, no tax liability or expense has been recorded in the financial statements. We have provided a full valuation allowance against our net deferred tax assets as of December 31, 2010 and June 30, 2011, because there is significant uncertainty around our ability to realize the deferred tax assets in the future. We have accumulated tax losses of approximately $64.0 million as of December 31, 2010, which are available to reduce current future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenues	$15,845	$7,334	$27,105	$12,665
Costs and expenses:
Cost of revenues (exclusive of amortization) (1) (2)	2,713	1,222	4,529	2,384
Sales and marketing (1)	5,630	3,748	11,115	6,865
Technology and development (1)	3,304	2,878	6,299	5,412
General and administrative (1)	2,627	1,483	4,455	2,824

Total costs and expenses	14,274	9,331	26,398	17,485

Income (loss) from operations	1,571	(1,997)	707	(4,820)
Other income	5	25	43	42
Net income (loss)	$1,576	$(1,972)	$750	$(4,778)

Net income (loss) attributable to common shareholders	$—	$(1,972)	$—	$(4,778)
Net income (loss) per share attributable to common shareholders — basic and diluted	$—	$(0.16)	$—	$(0.38)
Weighted-average shares outstanding — basic	13,940	12,660	13,645	12,650
Weighted-average shares outstanding — diluted	24,106	12,660	23,604	12,650
Pro forma net income per share attributable to common shareholders — basic	$0.07		$0.03
Pro forma net income per share attributable to common shareholders — diluted	$0.07		$0.03
Pro forma weighted-average shares outstanding — basic	23,216		22,921
Pro forma weighted-average shares outstanding — diluted	24,106		23,604
Other Financial Data:
Adjusted EBITDA (3)	$3,852	$(202)	$4,904	$(1,397)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenues	$46	$53	$87	$107
Sales and marketing	67	111	174	215
Technology and development	90	106	176	201
General and administrative	210	159	366	318

Total	$413	$429	$803	$841

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$1,234	$1,107	$2,457	$2,077

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Percentage of Revenues:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues (exclusive of amortization)	17	17	17	19
Sales and marketing	36	51	41	54
Technology and development	21	39	23	43
General and administrative	17	20	16	22

Total costs and expenses	90	127	97	138

Income (loss) from operations	10	(27)	3	(38)
Other income	0	0	0	0
Net income (loss)	10%	(27%)	3%	(38%)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$1,576	$(1,972)	$750	$(4,778)
Income tax expense (benefit)	—	—	—	—
Other income	(5)	(25)	(43)	(42)
Depreciation and amortization expense	1,868	1,366	3,394	2,582
Share-based compensation expense	413	429	803	841

Adjusted EBITDA	$3,852	$(202)	$4,904	$(1,397)

Three Months Ended June 30, 2011 and 2010

Revenues

	Three Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Revenues:
Marketplace revenues	$9,723	$2,632	269%
Display revenues	6,122	4,702	30%

Total	$15,845	$7,334	116%

	Three Months Ended June 30,
	2011	2010
Percentage of Revenues:
Marketplace revenues	61%	36%
Display revenues	39%	64%

Total	100%	100%

Overall revenues increased by $8.5 million, or 116%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Marketplace revenues increased by 269% and display revenues increased by 30%.

Marketplace revenues grew to $9.7 million for the three months ended June 30, 2011, from $2.6 million for the three months ended June 30, 2010, an increase of $7.1 million. Marketplace revenues represented 61% of total revenues for the three months ended June 30, 2011 compared to 36% of total revenues for the three months ended June 30, 2010. The increase in marketplace revenues was primarily attributable to growth in the number of subscribers in our Premier Agent program to 13,385 as of June 30, 2011 from 4,777 as of June 30, 2010, representing growth of 180%, and was also the result of existing Premier Agent subscribers purchasing additional inventory. In addition, revenues during the three months ended June 30, 2011 were positively impacted as a result of our strategic relationship with Yahoo! Real Estate, which launched in February 2011. This relationship has contributed to the increase in Premier Agent subscribers and has positively impacted our marketplace revenues for the period.

Display revenues increased to $6.1 million for the three months ended June 30, 2011, from $4.7 million for the three months ended June 30, 2010, primarily as a result of an increase in our unique users, which grew to 20.8 million average monthly unique users for the three months ended June 30, 2011 from 10.8 million average monthly unique users for the three months ended June 30, 2010, representing year-over-year growth of 93%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory.

Cost of Revenues

	Three Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Cost of revenues	$2,713	$1,222	122%

Cost of revenues increased by $1.5 million, or 122%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in cost of revenues is primarily attributable to revenue sharing costs related to the strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as increases in credit card fees and other costs related to revenue growth.

We expect that our cost of revenues will increase in total in future years as we continue to incur more expenses associated with growth in revenues.

Sales and Marketing

	Three Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Sales and marketing	$5,630	$3,748	50%

Sales and marketing expenses increased by $1.9 million, or 50%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase is primarily related to growth in headcount expenses of $1.2 million, primarily for our sales team to promote our Premier Agent program and increases in advertising and related travel expenses of $0.4 million. The remaining increase of $0.3 million is primarily the result of additional depreciation expense.

We expect our sales and marketing expenses will increase in future years as we continue to invest more resources in growing our sales team and invest in marketing and advertising to promote our brand. Although these expenses may increase as a percentage of revenues in the near term, we expect these expenses will decrease as a percentage of revenues in the long term.

Technology and Development

	Three Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Technology and development	$3,304	$2,878	15%

Technology and development expenses, which include research and development costs, increased by $0.4 million, or 15%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Approximately $0.2 million of the increase is the result of growth in headcount expenses. Additionally, we recorded approximately $0.1 million of amortization expense during the three months ended June 30, 2011 related to intangible assets acquired in the March 2011 acquisition of the operating assets of a real estate agent and rental property manager marketing service company.

Amortization expense included in technology and development expenses for website development costs and intangible assets was $1.2 million and $1.1 million, respectively, for the three months ended June 30, 2011 and 2010.

While we expect our technology and development expenses to increase in the future as we invest in new website and mobile functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

	Three Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
General and administrative	$2,627	$1,483	77%

General and administrative expenses increased by $1.1 million, or 77%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The fluctuation was driven by an increase of $0.5 million in headcount-related costs driven by growth in headcount, an increase of $0.3 million in professional services and consulting fees and an increase of $0.3 million in rent expense, primarily related to rent expense recorded for our new corporate headquarters in Seattle, Washington.

Our current headquarters in Seattle, Washington is under an operating lease expiring in February 2013, and we have entered into an operating lease for our new headquarters in Seattle, Washington, under which we will be obligated to make lease payments beginning in December 2012 through November 2022. We currently expect to vacate our current office space during the second half of 2011, and we are in the process of evaluating sublease opportunities. At the time we vacate our current office space, we may be required to record a liability for costs that will continue to be incurred under the contract for the remaining term, which we estimate could range from $1.4 million to $1.7 million.

We expect our general and administrative expenses to increase in the near term as we invest in headcount expenses and expenses associated with being a public company, but expect these costs to remain flat or decline as a percentage of revenues over the long term.

Six Months Ended June 30, 2011 and 2010

Revenues

	Six Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Revenues:
Marketplace revenues	$16,604	$4,486	270%
Display revenues	10,501	8,179	28%

Total	$27,105	$12,665	114%

	Six Months Ended June 30,
	2011	2010
Percentage of Revenues:
Marketplace revenues	61%	35%
Display revenues	39%	65%

Total	100%	100%

Overall revenues increased by $14.4 million, or 114%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Marketplace revenues increased by 270% and display revenues increased by 28%.

Marketplace revenues grew to $16.6 million for the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010. Marketplace revenues represented 61% of total revenues for the six months ended June 30, 2011 compared to 35% of total revenues for the six months ended June 30, 2010. The increase in marketplace revenues was primarily attributable to growth in the number of subscribers in our Premier Agent program to 13,385 as of June 30, 2011 from 4,777 as of June 30, 2010, representing growth of 180%, and was also the result of existing Premier Agent subscribers purchasing additional inventory. In addition, we began to recognize revenues during the six months ended June 30, 2011 related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011, which contributed to the increase in Premier Agent subscribers and positively impacted our marketplace revenues for this period.

Display revenues increased to $10.5 million for the six months ended June 30, 2011, from $8.2 million for the six months ended June 30, 2010, primarily as a result of an increase in our unique users, which grew to 20.8 million average monthly unique users for the three months ended June 30, 2011 from 10.8 million average monthly unique users for the three months ended June 30, 2010, representing year-over-year growth of 93%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory.

Cost of Revenues

	Six Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Cost of revenues	$4,529	$2,384	90%

Cost of revenues increased by $2.1 million, or 90%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in cost of revenues is primarily attributable to revenue sharing costs related to the strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as increases in credit card fees and other costs related to revenue growth.

Sales and Marketing

	Six Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Sales and marketing	$11,115	$6,865	62%

Sales and marketing expenses increased by $4.3 million, or 62%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase is primarily related to growth in headcount-related costs of $3.0 million, primarily for our sales team to promote our Premier Agent program, and increases in advertising, tradeshows, conferences and related travel expenses of $0.8 million. The remaining increase of $0.5 million is primarily the result of additional depreciation expense recorded.

Technology and Development

	Six Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Technology and development	$6,299	$5,412	16%

Technology and development expenses, which include research and development costs, increased by $0.9 million, or 16%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Approximately $0.4 million of the increase is the result of amortization of intangible assets, including website development costs, purchased content and intangible assets acquired in our March 2011 acquisition of a real estate agent and rental property manager marketing service company. The remaining increase is primarily the result of growth in headcount-related costs of $0.4 million and increases in various other miscellaneous expenses.

Amortization expense included in technology and development expenses for website development costs and intangible assets was $2.5 million and $2.1 million, respectively, for the six months ended June 30, 2011 and 2010.

General and Administrative

	Six Months Ended June 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
General and administrative	$4,455	$2,824	58%

General and administrative expenses increased by $1.6 million, or 58%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The fluctuation was driven by an increase of $0.9 million in professional services and consulting fees, an increase of $0.7 million in headcount-related costs driven by growth in headcount, an increase of $0.3 million in rent expense primarily related to rent expense recorded for our new corporate headquarters in Seattle, Washington, and a $0.4 million increase in various other miscellaneous expenses. The increases were partially offset by a $0.7 million decrease in local, business and occupational and gross receipts taxes, approximately $0.3 million of which was the result of a tax credit we received relating to a refund of certain state and local taxes from 2006 to 2009.

Liquidity and Capital Resources

Prior to our IPO, we funded our operations since inception primarily from the issuance of common and preferred stock, and for the six months ended June 30, 2011 from cash generated from operations. Through 2007, we raised approximately $81.0 million through various offerings of our convertible preferred stock and approximately $5.9 million from the sale of our common stock.

On July 25, 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share, and we sold and issued 274,999 shares of our Class A common stock at a price of $20.00 per share in a private placement. As a result of the offerings, we received net proceeds of approximately $76.2 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional offering-related expenses estimated at $3.4 million, for total expenses estimated at $9.0 million. The net offering proceeds have been invested into short-term investment-grade securities and money market funds.

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents and short-term investments of $16.2 million and $13.8 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with our financial institutions and money market funds. Short-term investments as of December 31, 2010 consisted of U.S. Treasury securities. There were no short-term investments outstanding as of June 30, 2011. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations, cash and cash equivalent balances and the net proceeds we received in connection with our initial public offering will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million, secured by substantially all our assets other than our intellectual property, to be used for general business purposes. The line of credit contains financial and non-financial covenants. As of June 30, 2011, we were in compliance with all covenants. The line of credit is available through March 2013. During March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which reduces the available line to $2.5 million. As of June 30, 2011, there were no other amounts outstanding under the line of credit.

The following table presents selected cash flow data for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by (used in) operating activities	$8,336	$(1,059)
Cash flows provided by (used in) investing activities	(3,608)	259
Cash flows provided by (used in) financing activities	(845)	427

Cash Flows Provided By (Used In) Operating Activities

For the six months ended June 30, 2011, net cash provided by operating activities was $8.3 million compared to net cash used in operating activities of $1.1 million for the six months ended June 30, 2010.

Cash flows provided by operating activities of $8.3 million for the six months ended June 30, 2011 was driven by net income of $0.8 million, adjusted by depreciation and amortization expense and share-based compensation expense of $3.4 million and $0.8 million, respectively. Changes in operating assets and liabilities increased cash provided by operating activities for the six months ended June 30, 2011 by $3.1 million.

Cash flows used in operating activities of $1.1 million for the six months ended June 30, 2010 was driven by net loss of $4.8 million, adjusted by depreciation and amortization expense and share-based compensation expense of $2.6 million and $0.8 million, respectively. Changes in operating assets and liabilities increased cash provided by operating activities for the six months ended June 30, 2010 by $0.2 million.

Cash Flows Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and maturity of short-term investments and the purchase of property and equipment and intangible assets.

For the six months ended June 30, 2011, we used $3.6 million of net cash in investing activities. This was the result of $4.1 million of purchases for property and equipment and intangible assets and $1.0 million paid in connection with our March 2011 acquisition of the operating assets of a real estate agent and rental property manager marketing service company, partially offset by $1.5 million of net proceeds from maturities of short-term investments.

For the six months ended June 30, 2010, net cash provided by investing activities was approximately $0.3 million. This was the result of approximately $3.2 million of net proceeds from maturities of short-term investments, partially offset by approximately $2.9 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By (Used In) Financing Activities

Our financing activities have primarily resulted from the exercise of employee non-qualified stock options and for the six months ended June 30, 2011, also consisted of payments for deferred offering costs.

For the six months ended June 30, 2011, net cash used in financing activities was approximately $0.8 million, which was primarily the result of approximately $1.9 million in payments for deferred offering costs, partially offset by proceeds from the issuance of Class A common stock from the exercise of stock options of $1.0 million.

For the six months ended June 30, 2010, net cash provided by financing activities was approximately $0.4 million, which was due to proceeds from the issuance of Class A common stock from the exercise of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011 or December 31, 2010.

Contractual Obligations

We have various operating leases for office space and equipment. Our current headquarters in Seattle, Washington is under an operating lease expiring in February 2013 and we have entered into an operating lease for our new headquarters in Seattle, Washington under which we will be obligated to make payments beginning in December 2012 through November 2022. We also have purchase obligations for content related to our website. We do not have any debt or capital lease obligations. The following table provides a summary of our operating lease obligations and purchase obligations as of June 30, 2011 (unaudited):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$22,509	$1,601	$4,007	$3,597	$13,304
Purchase obligations	3,552	1,602	1,040	910	—

Total	$26,061	$3,203	$5,047	$4,507	$13,304

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, the allowance for doubtful accounts, website and software development costs, recoverability of intangible assets with definite lives and other long-lived assets and share-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

Our revenue is primarily derived from advertising services. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We consider a signed agreement, a binding insertion order or other similar documentation reflecting the terms and conditions under which products will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

Our marketplace revenues consist of subscriptions sold to real estate agents under our Premier Agent program, and CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders. Subscription advertising revenues are recognized on a straight-line basis during the contractual period over which the advertising is delivered. Typical terms of our Premier Agent subscription contracts are six months. For Zillow Mortgage Marketplace, we recognize revenue when a user clicks on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote.

Display revenues primarily consist of graphical advertising sold on a CPM basis to advertisers. We recognize these revenues as impressions are delivered to users interacting with our website or mobile applications.

Allowance for Doubtful Accounts

We review accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website (or software) that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives.

Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one year. Estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

We evaluate intangible assets and other long-lived assets for impairment whenever events or circumstances indicate they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair-value for awards and recognize compensation expense on a straight-line basis over the awards’ vesting periods. Management has determined the Black-Scholes-Merton fair value of our stock option awards and related share-based compensation expense with the assistance of third-party valuations. Determining the fair value of share-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated Class A common stock fair value as well as assumptions regarding a number of other complex and subjective variables. If any of the assumptions used in the Black-Scholes-Merton model changes significantly, share-based compensation for future awards may differ materially compared with the awards granted previously. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates, of the options.

Risk-free rate. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date.

Expected dividend yields. Expected dividend yields are based on our historical dividend payments, which have been zero to date.

Volatility. Absent a historical public market for our shares, we have estimated volatility of our share price based on the published historical volatilities of industry peers in the online publishing market (primarily the financial and real estate services industries) representing the verticals in which we operate.

Expected term. We estimate the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since, due to the limited period of time share-based awards have been exercisable, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The term of the award is estimated using the simplified method as the awards granted are plain vanilla share options.

Forfeiture rate. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

We do not have any long-term borrowings as of June 30, 2011 or December 31, 2010.

Under our current investment policy, we invest our excess cash in money market funds, FDIC-insured certificates of deposits and U.S. Treasury securities. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

Our cash and cash equivalents are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield or the fair value. As our cash and cash equivalent portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2010, Smarter Agent, LLC, a provider of mobile real estate applications, filed a complaint against us and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings.

In April 2010, First American CoreLogic, a provider of information and analytic services, filed a complaint against us and multiple other defendants for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent purporting to cover a “Real estate appraisal using predictive modeling,” and seeks an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patent, and that the patent is unenforceable and invalid.

In September 2010, LendingTree, LLC, a provider of an online lending marketplace, filed a complaint against us, and other defendants, for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleges, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet,” and seeks an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are unenforceable and invalid.

Although the results of litigation cannot be predicted with certainty, we currently believe we have substantial and meritorious defenses to these claims and that the final outcome of these litigation matters will not have a material effect on our business, financial position, results of operations or cash flow.

From time to time, we are involved in litigation and claims that arise in the ordinary course of business and although we cannot be certain of the outcome of any such litigation or claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our business, financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and in our registration statement filed with the SEC in connection with our IPO. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.

Since our inception in December 2004, we have incurred significant net operating losses and, as of June 30, 2011, we had an accumulated deficit of $78.0 million. Although we have experienced significant revenue growth, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

•	product development;

•	sales and marketing;

•	our technology infrastructure;

•	strategic opportunities, including commercial relationships and acquisitions; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business and to manage our expenses, we may continue to incur significant losses in the future and not be able to achieve or maintain profitability.

If real estate and mortgage professionals or other advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our business would be harmed.

Our current financial model depends on advertising revenues generated almost entirely through sales to real estate agents and brokerages, mortgage lenders and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of consumers of our products and services;

•	competing effectively for advertising dollars with other online media companies;

•	continuing to develop our advertising products and services;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertisers for their advertising spending with us.

While real estate agents participating in our subscription-based Premier Agent program generally commit to contract terms of six months, we do not have long-term contracts with most of our other advertisers. Those advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing subscriptions for our Premier Agent program expire, we may not be successful in renewing these subscriptions, securing new subscriptions or increasing the amount of revenue we earn for a given subscription over time. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenues and business, results of operations and financial condition would be harmed. In addition, if we do not realize the benefits we expect from our relationship with Yahoo! Real Estate and other strategic relationships we may enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed.

If we do not innovate and provide products and services that are attractive to our users and to our advertisers, our business could be harmed.

Our success depends on our continued innovation to provide products and services that make our website and mobile applications useful for consumers and real estate and mortgage professionals and attractive to our advertisers. As a result, we must continually invest significant resources in research and development in order to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new Internet and mobile technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ websites and mobile applications. If we are unable to continue offering innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We may be unable to increase awareness of the Zillow brand cost-effectively, which could harm our business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our website and mobile applications. Should the competition for awareness and brand preference increase among online real estate information providers, we may not be able to successfully maintain or enhance the strength of our brand. If in the future we choose to engage in a paid advertising campaign to further promote the Zillow brand, such efforts may not be successful. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, our business, results of operations and financial condition could be harmed.

We are dependent on the real estate industry, and changes to that industry, or declines in the real estate market or increases in mortgage interest rates, could reduce the demand for our products and services.

Our financial prospects are significantly dependent on real estate shoppers using our services. Real estate shopping patterns depend on the overall health of the real estate market. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership. Changes to the real estate industry, declines in the real estate market or increases in mortgage interest rates could reduce demand for our services. Real estate markets also may be negatively impacted by a significant natural disaster, such as earthquake, fire, flood or other disruption.

We may be unable to maintain or establish relationships with real estate brokerages, real estate listing aggregators, multiple listing services, apartment management companies, home builders and other third-party listing providers, which could limit the information we are able to provide to our users.

Our ability to attract users to our website and mobile applications depends to some degree on providing a robust number of for sale and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services, apartment management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, or an inability to continue to add new listing providers, may cause our listing data to omit information important to users of our products and services. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

We may be unable to maintain or establish relationships with data providers, which could limit the information we are able to provide to our users and impair our ability to attract or retain users.

We obtain real estate data, such as sale transactions, property descriptions, tax-assessed value and property taxes paid, under licenses from third-party data providers. We use this data to enable the development, maintenance and improvement of our information services, including Zestimates and Rent Zestimates and our living database of homes. We have invested significant time and resources to develop proprietary algorithms, valuation models, software and practices to use and improve upon this specific data. We may be unable to renew our licenses with these data providers, or we may be able to do so only on terms that are less favorable to us, which could harm our ability to continue to develop, maintain and improve these information services and could harm our business, results of operations and financial condition.

We may in the future be subject to disputes regarding the accuracy of our Zestimates and Rent Zestimates.

We provide our users with Zestimate and Rent Zestimate home and rental valuations. A Zestimate is our estimated current market value of a home based on proprietary automated valuation models that apply advanced algorithms to analyze our data; it is not an appraisal. A Rent Zestimate is our estimated current monthly rental price of a home, using similar automated valuation models that we have designed to address the unique attributes of rental homes. Revisions to our automated valuation models, or the algorithms that underlie them, may cause certain Zestimates or Rent Zestimates to vary from our expectations for those Zestimates or Rent Zestimates. In addition, from time to time, users disagree with our Zestimates and Rent Zestimates. Any such variation in Zestimates or Rent Zestimates or disagreements could result in distraction from our business or potentially harm our reputation and could result in legal disputes.

We face competition to attract consumers to our website and mobile applications, which could impair our ability to continue to grow the number of users who use our website and mobile applications, which would harm our business, results of operations and financial condition.

Our success depends on our ability to continue to attract additional consumers to our website and mobile applications. Our existing and potential competitors include companies that operate, or could develop, national and local real estate and mortgage websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are unable to continue to grow the number of consumers who use our website and mobile applications, our business, results of operations and financial condition would be harmed.

We may be unable to compete successfully against our existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate and mortgage information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, financial condition or results of operations would be harmed.

Our dedication to making decisions based primarily on the best interests of consumers may cause us to forgo short-term gains.

Our guiding principle is to build our business by making decisions based primarily upon the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent subscriptions because we display a Zestimate on their for sale listings. However, we believe it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in our database for which we have sufficient data to produce the Zestimate. Similarly, we gather and make available to our consumers reviews on real estate and mortgage professionals, even if those reviews are unfavorable. Although real estate and mortgage professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily upon the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We have experienced rapid growth in our headcount and operations, which places substantial demand on management and our operational infrastructure. Most of our employees have been with us for fewer than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. In particular, we intend to pursue strategic opportunities and make substantial investments in our technology and development and sales and marketing organizations. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

If use of the Internet and mobile technology, particularly with respect to online real estate products and services, does not continue to increase as rapidly as we anticipate, our business could be harmed.

Our future success is substantially dependent on the continued use of the Internet and mobile technology as effective media of business and communication by our consumers. Internet and mobile technology use may not continue to develop at historical rates, and consumers may not continue to use the Internet or mobile technology as media for information exchange. Further, these media may not be accepted as viable long-term outlets for information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access real estate information through other media and we fail to innovate, our business may be negatively impacted.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our management and our highly skilled team of employees, including our software engineers, statisticians, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Any significant disruption in service on our website or in our network could damage our reputation and result in a loss of users of our products and services and of advertisers, which could harm our business, results of operations and financial condition.

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our website and mobile applications, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile applications and prevent or inhibit the ability of users to access our services. Problems with the reliability or security of our systems could harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition.

Substantially all of the communications, network and computer hardware used to operate our website are located at facilities in the area. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

A failure of our systems at one site could result in reduced functionality for our users, and a total failure of our systems could cause our website or mobile applications to be inaccessible. Problems faced by our third-party web hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our users. Our third-party web hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could harm our business.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and harm our business, results of operations and financial condition.

We may make acquisitions and investments, which could result in operating difficulties, dilution and other harmful consequences.

We expect to evaluate a wide array of potential strategic opportunities. For example, in March 2011, we acquired the operating assets of a real estate agent and rental property manager marketing service. Any transactions that we enter into could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	coordination of product, engineering and sales and marketing functions;

•	retention of employees from the acquired company;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company; and

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business, results of operations and financial condition.

We are subject to a variety of federal and state laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of federal and state laws that are continuously evolving and developing, including laws regarding the real estate and mortgage industries, Internet-based businesses and businesses that rely on advertising. These laws can be costly to comply with, can require significant management time and effort, and can subject us to claims or other remedies. These laws may conflict with each other and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

If we are unable to comply with these laws or regulations, if we become liable under these laws or regulations or if unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our exposure to this liability and it could cause the development of product or service offerings in affected markets to become impractical. This may require us to expend substantial resources or to discontinue certain products or services, limit our ability to expand our product and services offerings or expand into new markets or otherwise harm our business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

We assist with the processing of customer credit card transactions which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information, that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for our website that we use in our business, such as Zillow.com. If we lose the ability to use a domain name, we may incur significant expenses to market our products and services under a new domain name, which could harm our business. In addition, our competitors could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the

United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and diversion of management’s attention.

We may be unable to adequately protect our intellectual property, which could harm the value of our brand and our business.

We regard our intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and contracts to protect our proprietary rights. If we are not successful in protecting our intellectual property, the value of our brand and our business, results of operations and financial condition could be harmed.

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that our operations do not, or will not, infringe valid, enforceable patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. There also can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that such patents will not be challenged by third parties or found to be invalid or unenforceable or that our patents will be effective in preventing third parties from utilizing a “copycat” business model to offer the same products or services. Moreover, we rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. To the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could harm our business, results of operations or financial condition.

Intellectual property disputes are costly to defend and could harm our business, results of operations, financial condition and reputation.

From time to time, we face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We are currently subject to patent infringement claims. These claims allege, among other things, that aspects of our technology infringe upon the plaintiffs’ patents. If we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation. We may be subject to future claims or allegations relating to our intellectual property rights. As we grow our business and expand our operations we expect that we will continue to be subject to intellectual property claims and allegations. Patent and other intellectual property disputes or litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products, services or features, purchase licenses which may be expensive to procure or modify our products or services. In addition, patent or other intellectual property disputes or litigation may result in significant settlement costs. Any of these events could harm our business, results of operations, financial condition and reputation.

In addition, we use open source software in our services and will continue to use open source software in the future. From time to time, we may be subject to claims brought against companies that incorporate open source software into their products or services, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to changing our products or services, any of which would have a negative effect on our business and results of operations.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, results of operations, financial condition and reputation.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

We may be unable to halt the operations of websites that aggregate or misappropriate our data.

From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

If our security measures are compromised, consumers may curtail use of our products and services and advertisers may reduce their advertising on our website.

Our products and services involve the storage and transmission of users’ information, some of which may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. For example, a hacker could steal a user’s profile password and manipulate information about that user’s home or post to a forum while posing as that user. Like all websites, our website is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our website, or mobile applications, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, and users may decrease the use of our website or stop using our website in its entirety, and advertisers may decrease or stop advertising on our website. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our products or services or close their accounts, cause existing advertisers to cancel their contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business, results of operations and financial condition.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge or suffer an increase in our operating expenses, either of which could harm our business, financial condition and results of operations.

We depend on processing vendors to complete credit and debit card transactions. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, card holders and transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. Any increases in our credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We have pledged substantially all of our assets to secure indebtedness.

In March 2011, we entered into an agreement with a financial institution to establish a $4.0 million line of credit to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all our assets other than our intellectual property. If we default on our obligations under this agreement, the financial institution may foreclose on our assets, which would materially and adversely impact our business. On March 22, 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which subsequently reduced the available line to $2.5 million. As of June 30, 2011, there were no other amounts outstanding under the line of credit.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of fluctuations in the quantity of, and the price at which we are able to sell, our remnant advertising and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.

Shares of our Class A common stock were sold in our initial public offering on July 20, 2011 at a price of $20.00 per share. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market, or how liquid that market might become. An active public market for our Class A common stock may not develop or be sustained. If an active public market does not develop or is not sustained, it could depress the trading price of our Class A common stock and it may be difficult for you to sell your shares of Class A common stock at a price that is attractive to you.

The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Quarterly Report on Form 10-Q and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	announcements of technological innovations or new offerings by us or our competitors;

•	additions or departures of key personnel;

•	changes in laws or regulations applicable to our services;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A common stock by us or our shareholders;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration or waiver of contractual lock-up provisions; and

•	general economic and market conditions.

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. If the market price of our Class A common stock declines, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with our founders, and limits your ability to influence corporate matters.

Since Zillow’s inception, our capital structure has had authorized Class B common stock and authorized Class A common stock. Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. All shares of Class B common stock have been and are held by our founders, Richard Barton and Lloyd Frink. As of immediately after the closing of our initial public offering on July 25, 2011, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 46.8% and 37.8%, respectively, of the voting power of our outstanding capital stock.

Therefore, for the foreseeable future, Mr. Barton and Mr. Frink will have significant control over our management and affairs and will be able to control all matters requiring shareholder approval, including the election or removal (with or without cause) of directors and approval of any significant corporate transaction, such as a merger or other sale of us or our assets. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving us that you, as a shareholder, may otherwise support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock.

Future sales of our Class A common stock in the public market could cause our stock price to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our 18,029,431 shares of Class A common stock outstanding and 9,528,313 shares of Class B common stock outstanding as of July 31, 2011, all of the shares of Class A common stock sold in our initial public offering are freely tradeable, except that (1) any shares held or acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, are subject to the volume limitations and certain other restrictions of Rule 144 and (2) any shares purchased through the directed share program are subject to a 180-day lock-up. The shares of our Class A common stock sold in the concurrent private placement are subject to the holding period requirements of Rule 144 and are, therefore, subject to a minimum six-month holding requirement before such shares can be sold in a non-registered transaction. Of our shares of Class A common stock outstanding as of July 31, 2011, 14,188,381 shares are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until January 15, 2012, subject to certain extensions and subject to certain earlier releases if certain conditions are met. In addition, the lead underwriter of our initial public offering may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. As of July 31, 2011, the holders of 10,885,085 shares of Class A common stock and 9,528,313 shares of Class B common stock, or 74.1% of our total outstanding Class A common stock (calculated on an as-if-converted basis), will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If the holders of our Class A common stock and Class B common stock entitled to registration rights elect to exercise such rights and sell a large number of shares, they could adversely affect the market price of our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. On August 5, 2011, we filed a registration statement on Form S-8 under the Securities Act to register 6,816,135 shares of our Class A common stock for issuance under our 2005 Plan and 2011 Plan. Shares of our Class A common stock issued under the S-8 can be freely sold in the public market when the options underlying the shares are exercised, subject to the lock-up period and other restrictions provided under the terms of the applicable plan, option agreements or lock-up agreements entered into with the option holders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about our company. If few or no securities or industry analysts cover our company, the market price of our Class A common stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to publish reports on us regularly, demand for our Class A common stock could decline, which could cause our stock price and trading volume to decline.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements can be time-consuming and results in increased costs to us and could harm our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act. These requirements could strain our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hire additional staff and provide additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we find any material weakness in our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our Class A common stock to decline.

Anti-takeover provisions in our charter documents and under Washington law could make an acquisition of us more difficult, limit attempts by shareholders to replace or remove our management and affect the market price of our Class A common stock.

Provisions in our articles of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation or amended and restated bylaws include provisions, some of which will become effective only after the date, which we refer to as the threshold date, on which the Class B common stock controlled by our founders represents less than 7% of the aggregate number of shares of the outstanding Class A common stock and Class B common stock, that:

•

set forth the dual class structure of our common stock, which concentrates voting control of matters submitted to a vote of our shareholders with the holders of our Class B common stock, which is held by our founders;

•

authorize our board of directors to issue, without further action by our shareholders, up to 30,000,000 shares of undesignated preferred stock, subject, prior to the threshold date, to the approval rights of our holders of Class B common stock;

•	establish that our board of directors will be divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that, after the threshold date, our directors may be removed only for cause;

•	provide that, after the threshold date, vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;

•	provide that only our board of directors may change the size of our board of directors;

•

specify that special meetings of our shareholders can be called only by the chair of our board of directors, our board of directors, our chief executive officer, our president or, prior to the threshold date, holders of at least 25% of the combined voting power of our outstanding Class A common stock and Class B common stock;

•	establish an advance notice procedure for shareholder proposals to be brought before a meeting of shareholders, including proposed nominations of persons for election to our board of directors;

•

require the approval of our board of directors or the holders of two-thirds of the voting power of our outstanding Class A common stock and Class B common stock, voting together as a single group, to amend or repeal our bylaws; and

•

require the approval of two-thirds of the outstanding voting power of our Class A common stock and Class B common stock, voting together as a single group, to amend certain provisions of our articles of incorporation.

Prior to the threshold date, our directors can be removed with or without cause by holders of our Class A common stock and Class B common stock, voting together as a single group, and vacancies on the board of directors may be filled by such shareholders, voting together as a single group. Given the dual class structure of our common stock, our founders, Richard Barton and Lloyd Frink, who hold our Class B common stock, will have the ability for the foreseeable future to control these shareholder actions. See the risk factor above titled “The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with our founders and limits your ability to influence corporate matters.”

The provisions described above, after the threshold date, may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing our management. In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of our company, even if this change of control would benefit our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarterly period ending June 30, 2011, we granted stock options to purchase an aggregate of 186,631 shares of our Class A common stock at exercise prices of $6.33 per share to employees and consultants under our Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”). During the quarterly period ending June 30, 2011, we issued to our employees and consultants an aggregate of 80,689 shares of our Class A common stock at exercise prices ranging from $2.01 to $8.96 pursuant to exercises of options granted under our 2005 Plan, as amended.

These transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Zillow.

Use of Proceeds

On July 25, 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The aggregate gross proceeds for all shares sold by us in the IPO were $79,626,000. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173570), which was declared effective by the SEC on July 19, 2011, and a prospectus filed pursuant to Rule 424(b) of the Securities Act. Citigroup Global Markets Inc. acted as sole book-running manager. Allen & Company LLC acted as the senior co-manager, and Pacific Crest Securities LLC, ThinkEquity LLC and First Washington Corporation acted as co-managers.

Concurrent with the closing of the IPO, on July 25, 2011, we completed a private placement offering to funds affiliated with Technology Crossover Ventures and PAR Investment Partners, L.P., for 274,999 shares of our Class A common stock at a price of $20.00 per share.

As a result of the offering and the concurrent private placement, we raised a total of $85,125,980 in gross proceeds, and we received aggregate net proceeds of approximately $76.2 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional offering-related expenses estimated at $3.4 million, for total expenses estimated at $9.0 million. The net offering proceeds have been invested into short-term investment-grade securities and money market funds. None of these payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our capital stock or to any of our affiliates, and none of such payments were direct or indirect payments to others.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Pursuant to the current terms of our loan and security agreement with a financial institution, we cannot pay dividends unless specified financial covenants are satisfied.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, dated July 20, 2011. (1)

3.2	Amended and Restated Bylaws, dated July 25, 2011. (2)

4.3	Common Stock Purchase Agreement among the Registrant and certain of its security holders. (3)

10.1	Form of Indemnification Agreement between Zillow, Inc. and each of its directors and executive officers. (4)

10.2	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011. (5)

10.3	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (6)

10.4	Executive Employment Agreement by and between Chad M. Cohen and Zillow, Inc. (7)

10.5	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (8)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act

of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	As filed version of Form of Amended and Restated Articles of Incorporation originally filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2011.
(2)	Final effective version of Amended and Restated Bylaws originally filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2011.
(3)	Filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 2011, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 23, 2011, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 23, 2011, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 23, 2011, and incorporated herein by reference.
*	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2011	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) and Duly Authorized Signatory