Form 10-Q
period 2011-09-30
ZILLOW INC
filed 2011-11-04
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35237

ZILLOW, INC.

(Exact name of registrant as specified in its charter)

Washington	20-2000033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 470-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, 18,032,314 shares of Class A common stock and 9,528,313 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$95,813	$12,278
Short-term investments	—	1,499
Accounts receivable, net of allowance for doubtful accounts of $549 and $501 at September 30, 2011 and December 31, 2010, respectively	6,115	3,984
Prepaid expenses and other current assets	848	410

Total current assets	102,776	18,171
Property and equipment, net	8,252	4,929
Goodwill	1,140	—
Intangible assets, net	1,714	888
Other assets	40	25

Total assets	$113,922	$24,013

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,734	$750
Accrued expenses and other current liabilities	4,063	576
Accrued compensation and benefits	1,597	1,349
Deferred revenue	5,734	3,284
Deferred rent, current portion	27	271

Total current liabilities	15,155	6,230
Deferred rent, net of current portion	629	335
Other non-current liabilities	471	—
Commitments and contingencies (Note 11)
Shareholders’ equity:
Convertible preferred stock, $0.0001 par value; no shares and 70,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively; no shares and 31,353,797 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	4
Preferred stock, $0.0001 par value; 30,000,000 and no shares authorized as of September 30, 2011 and December 31, 2010, respectively; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Class A common stock, $0.0001 par value; 600,000,000 and 200,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively; 18,029,698 and 1,290,602 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2	—
Class B common stock, $0.0001 par value; 15,000,000 and 35,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively; 9,528,313 shares issued and outstanding as of September 30, 2011 and December 31, 2010	1	1
Class C nonvoting common stock, $0.0001 par value; no shares and 50,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively; no shares and 2,305,980 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	176,195	96,152
Accumulated other comprehensive loss	(78,531)	(78,709)

Total shareholders’ equity	97,667	17,448

Total liabilities and shareholders’ equity	$113,922	$24,013

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$19,057	$8,229	$46,162	$20,894
Costs and expenses:
Cost of revenues (exclusive of amortization) (1)	3,084	1,263	7,614	3,647
Sales and marketing	7,035	4,060	18,150	10,925
Technology and development	3,849	2,528	10,148	7,940
General and administrative (2)	5,695	1,902	10,151	4,726

Total costs and expenses	19,663	9,753	46,063	27,238

Income (loss) from operations	(606)	(1,524)	99	(6,344)
Other income	36	14	79	56
Net income (loss)	$(570)	$(1,510)	$178	$(6,288)

Net income (loss) attributable to common shareholders	$(570)	$(1,510)	$178	$(6,288)
Net income (loss) per share attributable to common shareholders — basic	$(0.02)	$(0.12)	$0.01	$(0.50)
Net income (loss) per share attributable to common shareholders — diluted	$(0.02)	$(0.12)	$0.01	$(0.50)
Weighted-average shares outstanding — basic	24,020	12,803	17,141	12,702
Weighted-average shares outstanding — diluted	24,020	12,803	20,220	12,702
(1) Amortization of website development costs and intangible assets included in technology and development is as follows:	$1,461	$1,030	$3,918	$3,107
(2) General and administrative includes a facility exit charge as follows:	$1,737	$—	$1,737	$—

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$178	$(6,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,429	3,896
Facility exit charge	1,737	—
Share-based compensation expense	1,291	1,309
Loss on disposal of property and equipment	18	149
Bad debt expense	385	151
Deferred rent	496	(198)
Accretion of bond discount	(2)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(2,516)	(1,383)
Prepaid expenses and other assets	(453)	(323)
Accounts payable	2,984	583
Accrued expenses	2,022	695
Deferred revenue	2,450	2,056

Net cash provided by operating activities	14,019	644

Investing activities
Proceeds from maturities of short-term investments	75,249	12,652
Purchases of short-term investments	(73,750)	(6,926)
Purchases of property and equipment	(7,460)	(3,606)
Purchases of intangible assets	(1,005)	(530)
Acquisition, net of cash acquired	(1,000)	—

Net cash provided by (used in) investing activities	(7,966)	1,590

Financing activities
Proceeds from exercise of Class A common stock options	1,194	587
Proceeds from initial public offering, net of offering costs	70,788	—
Proceeds from concurrent private placement	5,500	—

Net cash provided by financing activities	77,482	587
Net increase in cash and cash equivalents during period	83,535	2,821
Cash and cash equivalents at beginning of period	12,278	4,439

Cash and cash equivalents at end of period	$95,813	$7,260

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$358	$324
Class A common stock issued in connection with an acquisition	$910	$—
Write-off of fully depreciated property and equipment	$2,133	$—

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

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; acquisitions and investments; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our websites, among other things.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 (File No. 333-173570), as filed with the SEC. The condensed balance sheet as of December 31, 2010, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2011, our results of operations for the three and nine month periods ended September 30, 2011 and 2010 and our cash flows for the nine months ended September 30, 2011 and 2010. The results of the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period or for any other future year.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with earlier application permitted. We will early adopt this guidance for our annual goodwill impairment test performed in our fourth quarter of 2011. The adoption of this guidance is not expected to have any impact on our financial position, results of operations or cash flows.

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

Assets

Cash equivalents — Cash equivalents include money market funds and certificates of deposit with original maturities of three months or less. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.

Short-term investments — Short-term investments consist of U.S. government agency securities. The fair value measurement of these assets is based on observable market-based Level 1 inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means and, therefore, is recorded at fair value on a recurring basis. There were no short-term investments outstanding as of September 30, 2011. The balance of short-term investments was $1.5 million at December 31, 2010.

The following table presents the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands), all of which are classified as Level 1 in the fair value hierarchy:

	September 30, 2011	December 31, 2010
Assets:
Cash equivalents:
Money market funds	$64,346	$11,517
Certificates of deposit	30,000	—
Short-term investments:
U.S. Treasury securities	—	1,499

Total	$94,346	$13,016

We did not have any Level 2 or Level 3 assets measured at fair value on a recurring basis as of September 30, 2011 or December 31, 2010.

Note 4.    Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$6,664	$4,485
Less: allowance for doubtful accounts	(549)	(501)

Accounts receivable, net	$6,115	$3,984

Note 5.    Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2011	December 31, 2010
Computer equipment	$9,027	$8,072
Website development costs	22,277	18,921
Leasehold improvements	2,200	1,891
Software	1,299	1,153
Construction-in-progress	1,125	675
Office equipment, furniture and fixtures	960	511

Property and equipment	36,888	31,223
Less: accumulated amortization and depreciation	(28,636)	(26,294)

Property and equipment, net	$8,252	$4,929

We recorded amortization and depreciation expense related to property and equipment other than website development costs of $0.6 million and $0.3 million, respectively, during the three months ended September 30, 2011 and 2010, and $1.5 million and $0.8 million, respectively, during the nine months ended September 30, 2011 and 2010.

We capitalized $1.3 million and $0.9 million, respectively, in website development costs during the three months ended September 30, 2011 and 2010, and $3.8 million and $2.9 million, respectively, during the nine months ended September 30, 2011 and 2010. Amortization expense for website development costs included in technology and development expenses totaled $1.1 million and $0.9 million, respectively, during the three months ended September 30, 2011 and 2010, and $3.0 million and $2.6 million, respectively, during the nine months ended September 30, 2011 and 2010.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.    Intangible Assets

The following table presents the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2011	December 31, 2010
Purchased content	$5,189	$4,184
Developed technology	630	—
Customer relationships	80	—
Trademarks	60	—

Intangible assets	5,959	4,184
Less: accumulated amortization	(4,245)	(3,296)

Intangible assets, net	$1,714	$888

Amortization expense recorded for intangible assets for the three months ended September 30, 2011 and 2010 was $0.4 million and $0.1 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2011 and 2010 was $0.9 million and $0.5 million, respectively. These amounts are included in technology and development expenses.

Note 7.    Income Taxes

We are subject to federal income taxes in the United States. During the three and nine months ended September 30, 2011 and 2010, we did not have taxable income and, therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated tax losses of approximately $64.0 million as of December 31, 2010, which are available to reduce future taxable income.

Note 8.    Shareholders’ Equity

Upon the effectiveness of the our registration statement on July 19, 2011, all of the outstanding shares of convertible preferred stock and all of the outstanding shares of Class C common stock automatically converted into 9,276,190 and 2,305,980 shares of Class A common stock, respectively.

On July 25, 2011, we closed our initial public offering (“IPO”) of 3,981,300 shares of Class A common stock at an offering price of $20.00 per share, including 519,300 Class A common shares pursuant to the underwriters’ option to purchase additional shares, and also closed the sale of 274,999 shares of our Class A common stock in a private placement at a price of $20.00 per share, resulting in net proceeds to us of $76.3 million after deducting underwriting discounts and commissions and net expenses paid in connection with the IPO.

Common Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, shall be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. Holders of Class B common stock are entitled to 10 votes for each share.

Note 9.    Share-Based Awards

Upon execution of the underwriting agreement related to our IPO on July 19, 2011, the 2011 Incentive Plan (the “2011 Plan”) became effective. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee of the board of directors may grant stock awards, including incentive stock options or nonqualified stock options, to employees, officers, directors, consultants, agents, advisors and independent contractors. After the effective date of the 2011 Plan, all equity awards will be granted under the 2011 Plan rather than the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), which was the preexisting plan. On August 5, 2011, we filed a registration statement on Form S-8 under the Securities Act to register 6,816,135 shares of our Class A common stock for issuance under our 2005 Plan and 2011 Plan.

All stock options granted since inception under the 2005 Plan and the 2011 Plan have been nonqualified stock options. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the grant date, and are exercisable at such times and under such conditions as determined by the compensation committee of the board of directors. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service shall expire on such date. Employees forfeit their rights to exercise vested options after 3 months or 12 months following the termination of their employment, depending on the cause of termination. Options granted to date under the 2011 Plan have been granted with a seven-year term and vest 25% after 12 months, and the remaining 75% of the award vests ratably over the next 36 months.

A summary of stock option activity for the year ended December 31, 2010 and the nine months ended September 30, 2011 is as follows:

	Options Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,015,008	4,394,807	$4.04
Authorized increase in plan shares	1,109,467	—	—
Granted	(1,440,227)	1,440,227	3.47
Exercised	—	(487,401)	1.95
Forfeited or cancelled	337,323	(337,323)	4.79

Outstanding at December 31, 2010	1,021,571	5,010,310	4.03	4.48	$3,843,806
Authorized increase in plan shares	1,477,514	—	—
Granted	(1,479,181)	1,479,181	7.83
Exercised	—	(693,521)	1.72
Forfeited or cancelled	134,293	(134,293)	5.51

Outstanding at September 30, 2011	1,154,197	5,661,677	5.27	4.90	125,724,755
Vested and exercisable at September 30, 2011		2,879,049	4.67	3.30	65,310,304

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	50%	48%	50-52%	47%-53%
Expected dividend yields	—	—	—	—
Risk-free interest rate	0.80%-1.15%	1.11%-1.41%	0.80%-2.00%	1.11%-2.31%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$12.96	$1.33	$3.73	$1.53

The following table presents the effects of share-based compensation on our statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$48	$61	$134	$168
Sales and marketing	85	117	259	332
Technology and development	135	102	311	303
General and administrative	220	188	587	506

Total	$488	$468	$1,291	$1,309

As of September 30, 2011, there was a total of $5.5 million in unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 2.86 years.

Note 10.    Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period. For the three and nine months ended September 30, 2010, no losses were allocated to Series A, B and C convertible preferred shareholders, as these shareholders did not have contractual obligations to share in or fund the losses of the Company. Thus, for the three and nine months ended September 30, 2010, the net loss is allocated entirely to the Class A common stock, Class B common stock and Class C common stock.

Diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. The Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options using the treasury stock method, and for the three and nine months ended September 30, 2010, include Class A common stock issued upon the automatic conversion of our Series A, B and C convertible preferred stock on July 19, 2011.

For the three months ended September 30, 2011, 5,661,677 shares underlying stock options have been excluded from the calculations of diluted net income (loss) per share attributable to common shareholders because their effect would have been antidilutive. For the nine months ended September 30, 2011, 3,078,262 Class A common stock equivalents were included in the computation of diluted net income (loss) per share attributable to common shareholders because they had a dilutive impact.

For the three and nine months ended September 30, 2010, 5,411,277 shares underlying stock options and 9,276,190 shares of Class A common stock issued upon the automatic conversion of our convertible preferred stock on July 19, 2011 have been excluded from the calculations of diluted net income (loss) per share attributable to common shareholders because their effect would have been antidilutive.

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

Note 11.    Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. We moved into our current headquarters in Seattle, Washington in August 2011 under an operating lease for which we will be obligated to make escalating monthly lease payments beginning in December 2012 and continuing through November 2022. The operating lease for our headquarters prior to August 2011 expires in February 2013. As a result of vacating the office space, we recorded a facility exit charge for $1.7 million related to costs that will continue to be incurred under the operating lease for the remaining term. The $1.7 million facility exit charge is included in general and administrative expenses in the condensed statements of operations for the three and nine months ended September 30, 2011. As of September 30, 2011, there was $1.4 million of accrued facility exit costs included in accrued expenses and other current liabilities and $0.5 million included in other non-current liabilities. Future minimum payments for all operating leases as of September 30, 2011 are as follows (in thousands):

2011	$401
2012	1,733
2013	2,115
2014	1,845
2015	1,799
All future years	14,234

Total future minimum lease payments	$22,127

Rent expense for the three months ended September 30, 2011 and 2010 was $0.7 million and $0.3 million, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $1.6 million and $0.9 million, respectively.

Purchase Commitments

As of September 30, 2011, we have purchase commitments for data that is used to populate our websites totaling $2.9 million. The amount due for this content is as follows (in thousands):

2011	$322
2012	839
2013	520
2014	520
2015	520
All future years	130

Total future purchase commitments	$2,851

Line of Credit

In March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million, secured by substantially all our assets other than our intellectual property, to be used for general business purposes. The line of credit contains financial and non-financial covenants. As of September 30, 2011, we were in compliance with all covenants. The line of credit is available through March 2013. In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which reduces the available line to $2.5 million.

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

In March 2010, Smarter Agent, LLC filed a complaint against us for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent Office granted our petition for re-examination of the three patents-in-suit, and in an initial office action rejected all claims. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. We were granted a stay against the patent infringement complaint. We have not recorded an accrual related to this complaint as of September 30, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In April 2010, First American CoreLogic filed a complaint against us, for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by CoreLogic, an injunctive order against the alleged infringing activities and an award for damages. We have not recorded an accrual related to this complaint as of September 30, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC filed a complaint against us, for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have not recorded an accrual related to this complaint as of September 30, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In July 2011, Traffic Information, LLC filed a complaint against us, and other defendants, for patent infringement in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges, among other things, that we may have infringed a patent held by Traffic Information, LLC, related to delivering traffic information to mobile devices. The complaint does not specify how we are allegedly infringing, but seeks injunctive relief and unspecified damages. We intend to vigorously defend the claims. We have not recorded an accrual related to this complaint as of September 30, 2011 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2011, I2Z Technology, LLC filed a complaint against us, and other defendants, for patent infringement in the U.S. District Court for the District of Oregon, Portland Division. The complaint alleges, among other things, that we may have infringed a patent held by I2Z Technology, LLC, related to the synchronization of simultaneous displays of related data sources. The complaint seeks injunctive relief and unspecified damages. We intend to vigorously defend the claims. We have not recorded an accrual related to this complaint as of September 30, 2011 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

The chief executive officer reviews information about revenue categories for purposes of allocating resources and evaluating financial performance. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Marketplace revenues	$11,840	$3,628	$28,443	$8,114
Display revenues	7,217	4,601	17,719	12,780

Total	$19,057	$8,229	$46,162	$20,894

Note 13.    Subsequent Events

On October 31, 2011, Zillow, Diverse Solutions, Inc. (“Diverse Solutions”), a California corporation, and Justin LaJoie, the controlling shareholder of Diverse Solutions, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which Zillow acquired substantially all of the operating assets, including intellectual property rights and intangible assets, of Diverse Solutions. In consideration for the acquisition of the operating assets of Diverse Solutions under the terms of the Purchase Agreement, Zillow assumed certain operating liabilities, paid Diverse Solutions $5,540,000 in cash and issued to Diverse Solutions 75,000 restricted shares of Zillow’s Class A common stock (the “Restricted Shares”). The Restricted Shares are subject to the terms and conditions of a Restricted Stock Agreement which became effective on October 31, 2011. The grant date fair value of the Restricted Shares is $2,226,750. One-third of the Restricted Shares will vest and no longer be subject to forfeiture on the first anniversary of the vesting commencement date, which is October 31, 2011, subject to Justin LaJoie’s continued employment or service to Zillow until such date. The remaining shares will vest ratably over the twenty-four months following such first anniversary, subject to Justin LaJoie’s continued employment or service to Zillow. In the event of Justin LaJoie’s termination of service by Zillow without cause or by Justin LaJoie for good reason, any unvested shares on the date of such termination will become vested and no longer subject to forfeiture.

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

Overview

We are the leading real estate information marketplace. We provide vital information about homes, real estate listings and mortgages through our websites and mobile applications, enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals best suited to meet their needs. We are transforming the way consumers make home-related decisions.

Our living database of more than 100 million U.S. homes – homes for sale, homes for rent and homes not currently on the market – attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 25 million homes and added approximately 65 million home photos, creating exclusive home profiles available nowhere else. These profiles include rich detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, both through our websites and through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. Our products and services present residential real estate data in novel ways that have revolutionized the way consumers search for, find and understand home-related information and make real estate decisions.

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

During the three months ended September 30, 2011, we generated revenues of $19.1 million, as compared to $8.2 million in the three months ended September 30, 2010, an increase of 132%. The increase in revenues is primarily attributable to the increase in our marketplace revenues, which increased $8.2 million, or 226%, to $11.8 million during the three months ended September 30, 2011 from $3.6 million during the three months ended September 30, 2010, as a result of growth in our Premier Agent program. There was a 131% increase in our Premier Agent Subscribers to 14,876 as of September 30, 2011 from 6,448 as of September 30, 2010. We also experienced significant growth in traffic to our websites and mobile applications. There were approximately 24.2 million average monthly unique users of our websites and mobile applications for the three months ended September 30, 2011 compared to 12.1 million average monthly unique users for the three months ended September 30, 2010, representing year-over-year growth of 101%.

We moved into our current headquarters in Seattle, Washington in August 2011. The operating lease for our headquarters prior to August 2011 expires in February 2013. As a result of vacating the office space, we recorded a facility exit charge for $1.7 million related to costs that will continue to be incurred under the operating lease for the remaining term. As of September 30, 2011, we had 268 full-time employees, compared to 216 full-time employees as of December 31, 2010, an increase of 24%.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenues depend in part on our ability to enable our users to connect with real estate and mortgage professionals, and our display revenues depend in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We measure unique users with Omniture analytical tools. Zillow counts a unique user the first time an individual accesses either Zillow.com or Postlets.com using a web browser during a calendar month, and the first time an individual accesses Zillow’s mobile applications using a mobile device during a calendar month. If an individual accesses Zillow’s websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses both Zillow.com and Postlets.com in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. If an individual accesses Zillow’s mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user.

	Average Monthly Unique Users for the Three Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands)
Unique Users	24,238	12,061	101%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a monthly fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At September 30,		2010 to 2011 % Change
	2011	2010
Premier Agent Subscribers	14,876	6,448	131%

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

Our Premier Agent program allows local real estate agents to establish a persistent online and mobile presence on Zillow in the zip codes they serve. We present contact information for each Premier Agent alongside home profiles and home listings within the agent’s zip code, assisting consumers in evaluating and selecting the real estate agent best suited for them. Pricing for our Premier Agent subscriptions varies by zip code. Subscription advertising revenues are recognized on a straight-line basis during the contractual period over which the advertising is delivered. Typical terms of our Premier Agent subscription contracts are six months. Growth in our subscription advertising product is based on our ability to continue to attract agent subscribers and drive consumer traffic to those agents on our websites and through our mobile applications.

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

Display Revenues. Display revenues primarily consist of graphical web and mobile advertising sold on a CPM basis to advertisers primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. We recognize these revenues as impressions are delivered to users interacting with our websites or mobile applications. Growth in display revenues depends on continuing growth in traffic to our websites and mobile applications, migration of advertising spend online from traditional broadcast and print media and our development of new advertising products.

Costs and Expenses

Cost of Revenues. Our cost of revenues consists of expenses related to operating our websites and mobile applications, including associated headcount expenses, such as salaries and benefits and share-based compensation and bonuses. Cost of revenues also includes credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships and facilities costs allocated on a headcount basis.

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

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our websites. Technology and development expenses also include equipment and maintenance costs and facilities costs allocated on a headcount basis. Technology and development expenses also include amortization costs related to capitalized website and development activities and amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our websites.

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

Income Taxes

We are subject to U.S. federal income taxes. As of December 31, 2010 we did not have taxable income, and as of September 30, 2011, we do not have any projected taxable income and, therefore, no tax liability or expense has been recorded in the financial statements. We have provided a full valuation allowance against our net deferred tax assets as of December 31, 2010 and September 30, 2011, because there is significant uncertainty around our ability to realize the deferred tax assets in the future. We have accumulated tax losses of approximately $64.0 million as of December 31, 2010, which are available to reduce current future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenues	$19,057	$8,229	$46,162	$20,894
Costs and expenses:
Cost of revenues (exclusive of amortization) (1) (2)	3,084	1,263	7,614	3,647
Sales and marketing (1)	7,035	4,060	18,150	10,925
Technology and development (1)	3,849	2,528	10,148	7,940
General and administrative (1) (3)	5,695	1,902	10,151	4,726

Total costs and expenses	19,663	9,753	46,063	27,238

Income (loss) from operations	(606)	(1,524)	99	(6,344)
Other income	36	14	79	56
Net income (loss)	$(570)	$(1,510)	$178	$(6,288)

Net income (loss) attributable to common shareholders	$(570)	$(1,510)	$178	$(6,228)
Net income (loss) per share attributable to common shareholders — basic	$(0.02)	$(0.12)	$0.01	$(0.50)
Net income (loss) per share attributable to common shareholders — diluted	$(0.02)	$(0.12)	$0.01	$(0.50)
Weighted-average shares outstanding — basic	24,020	12,803	17,141	12,702
Weighted-average shares outstanding — diluted	24,020	12,803	20,220	12,702
Other Financial Data:
Adjusted EBITDA (4)	$3,654	$246	$8,556	$(1,139)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenues	$48	$61	$134	$168
Sales and marketing	85	117	259	332
Technology and development	135	102	311	303
General and administrative	220	188	587	506

Total	$488	$468	$1,291	$1,309

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$1,461	$1,030	$3,918	$3,107
(3) General and administrative includes a facility exit charge as follows:	$1,737	$—	$1,737	$—

(4)    See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Percentage of Revenues:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues (exclusive of amortization)	16	15	16	17
Sales and marketing	37	49	39	52
Technology and development	20	31	22	38
General and administrative	30	23	22	23

Total costs and expenses	103	119	100	130

Income (loss) from operations	(3)	(19)	0	(30)
Other income	0	0	0	0
Net income (loss)	(3%)	(18%)	0%	(30%)

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

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

•	Adjusted EBITDA does not reflect certain facility exit charges.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(570)	$(1,510)	$178	$(6,288)
Income tax expense (benefit)	—	—	—	—
Other income	(36)	(14)	(79)	(56)
Depreciation and amortization expense	2,035	1,302	5,429	3,896
Share-based compensation expense	488	468	1,291	1,309
Facility exit charge	1,737	—	1,737	—

Adjusted EBITDA	$3,654	$246	$8,556	$(1,139)

Three Months Ended September 30, 2011 and 2010

Revenues

	Three Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Revenues:
Marketplace revenues	$11,840	$3,628	226%
Display revenues	7,217	4,601	57%

Total	$19,057	$8,229	132%

	Three Months Ended September 30,
	2011	2010
Percentage of Revenues:
Marketplace revenues	62%	44%
Display revenues	38%	56%

Total	100%	100%

Overall revenues increased by $10.8 million, or 132%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Marketplace revenues increased by 226%, and display revenues increased by 57%.

Marketplace revenues grew to $11.8 million for the three months ended September 30, 2011, from $3.6 million for the three months ended September 30, 2010, an increase of $8.2 million. Marketplace revenues represented 62% of total revenues for the three months ended September 30, 2011 compared to 44% of total revenues for the three months ended September 30, 2010. The increase in marketplace revenues was primarily attributable to growth in the number of subscribers in our Premier Agent program to 14,876 as of September 30, 2011 from 6,448 as of September 30, 2010, representing growth of 131%, and was also the result of existing Premier Agent subscribers purchasing additional inventory.

Display revenues increased to $7.2 million for the three months ended September 30, 2011, from $4.6 million for the three months ended September 30, 2010, primarily as a result of increased interest in our advertising platform from endemic advertisers including builders, real estate brokers and lending institutions. Display revenues were also positively impacted by an increase in our unique users, which grew to 24.2 million average monthly unique users for the three months ended September 30, 2011 from 12.1 million average monthly unique users for the three months ended September 30, 2010, representing year-over-year growth of 101%.

Cost of Revenues

	Three Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Cost of revenues	$3,084	$1,263	144%

Cost of revenues increased by $1.8 million, or 144%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in cost of revenues is primarily attributable to revenue sharing costs related to the strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as increases in credit card fees and other costs related to revenue growth, primarily in our marketplace revenues category.

We expect that our cost of revenues will increase in total in future years as we continue to incur more expenses associated with growth in revenues.

Sales and Marketing

	Three Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Sales and marketing	$7,035	$4,060	73%

Sales and marketing expenses increased by $3.0 million, or 73%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Approximately $1.6 million of the increase is the result of adverting costs, tradeshows and related travel expenses incurred to promote our brand. There was also an increase in headcount expenses of $1.0 million, primarily related to increases in the size of our sales team to promote our marketplace business. The remaining increase of $0.4 million is primarily the result of consulting costs and additional depreciation expense.

We expect our sales and marketing expenses will increase in future years as we continue to invest more resources in growing our sales team and invest in marketing and advertising. Although these expenses may increase as a percentage of revenues in the near term, we expect these expenses will decrease as a percentage of revenues in the long term.

Technology and Development

	Three Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Technology and development	$3,849	$2,528	52%

Technology and development expenses, which include research and development costs, increased by $1.3 million, or 52%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Approximately $0.5 million of the increase is the result of growth in headcount expenses. We also recorded an additional $0.6 million in depreciation and amortization expense during the three months ended September 30, 2011.

Amortization expense included in technology and development expenses for website development costs and intangible assets was $1.5 million and $1.0 million, respectively, for the three months ended September 30, 2011 and 2010.

While we expect our technology and development expenses to increase in the future as we invest in new website and mobile functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

	Three Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
General and administrative	$5,695	$1,902	199%

General and administrative expenses increased by $3.8 million, or 199%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Approximately $1.7 million of the increase is a result of a facility exit charge we recorded during the three months ended September 30, 2011. In August 2011, we relocated our headquarters in Seattle, Washington to accommodate growth in our business. The fluctuation in general and administrative expenses was also driven by an increase of $0.5 million in headcount-related costs driven by growth in headcount, an increase of $0.6 million in professional services and consulting fees, an increase of $0.6 million in rent and utilities expense, primarily related to rent and utilities expense recorded for our new corporate headquarters in Seattle, Washington, and a $0.4 million increase in other miscellaneous expenses.

We expect our general and administrative expenses to increase in the near term as we invest in headcount expenses and expenses associated with being a public company, but expect these costs to remain flat or decline as a percentage of revenues over the long term.

Nine Months Ended September 30, 2011 and 2010

Revenues

	Nine Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Revenues:
Marketplace revenues	$28,443	$8,114	251%
Display revenues	17,719	12,780	39%

Total	$46,162	$20,894	121%

	Nine Months Ended September 30,
	2011	2010
Percentage of Revenues:
Marketplace revenues	62%	39%
Display revenues	38%	61%

Total	100%	100%

Overall revenues increased by $25.3 million, or 121%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Marketplace revenues increased by 251% and display revenues increased by 39%.

Marketplace revenues grew to $28.4 million for the nine months ended September 30, 2011 from $8.1 million for the nine months ended September 30, 2010. Marketplace revenues represented 62% of total revenues for the nine months ended September 30, 2011 compared to 39% of total revenues for the nine months ended September 30, 2010. The increase in marketplace revenues was primarily attributable to growth in our Premier Agent program, which resulted from growth in the number of subscribers in our Premier Agent program to 14,876 as of September 30, 2011 from 6,448 as of September 30, 2010, representing growth of 131%, and was also the result of existing Premier Agent subscribers purchasing additional inventory.

Display revenues increased to $17.7 million for the nine months ended September 30, 2011, from $12.8 million for the nine months ended September 30, 2010, primarily as a result of an increase in our unique users, which grew to 24.2 million average monthly unique users for the three months ended September 30, 2011 from 12.1 million average monthly unique users for the three months ended September 30, 2010, representing year-over-year growth of 101%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory.

Cost of Revenues

	Nine Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Cost of revenues	$7,614	$3,647	109%

Cost of revenues increased by $4.0 million, or 109%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in cost of revenues is primarily attributable to revenue sharing costs related to the strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as increases in credit card fees and other costs related to revenue growth, primarily in our marketplace revenues category.

Sales and Marketing

	Nine Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Sales and marketing	$18,150	$10,925	66%

Sales and marketing expenses increased by $7.2 million, or 66%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase is primarily related to growth in headcount-related costs of $4.0 million, primarily related to increases in the size of our sales team to promote our marketplace business, and increases in advertising, tradeshows, conferences and related travel expenses of $2.4 million. The remaining increase of $0.8 million is primarily the result of additional depreciation expense recorded and consulting costs.

Technology and Development

	Nine Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
Technology and development	$10,148	$7,940	28%

Technology and development expenses, which include research and development costs, increased by $2.2 million, or 28%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Approximately $1.1 million of the increase is the result of amortization of intangible assets, including website development costs, purchased content and intangible assets acquired in our March 2011 acquisition of a real estate agent and rental property manager marketing service company. The remaining increase is primarily the result of growth in headcount-related costs of $0.8 million and increases in various other miscellaneous expenses.

Amortization expense included in technology and development expenses for website development costs and intangible assets was $3.9 million and $3.1 million, respectively, for the nine months ended September 30, 2011 and 2010.

General and Administrative

	Nine Months Ended September 30,		2010 to 2011 % Change
	2011	2010
	(in thousands, unaudited)
General and administrative	$10,151	$4,726	115%

General and administrative expenses increased by $5.4 million, or 115%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Approximately $1.7 million of the increase is a result of a facility exit charge we recorded during the nine months ended September 30, 2011. In August 2011 we relocated our headquarters in Seattle, Washington to accommodate growth in our business. The fluctuation in general and administrative expenses was also driven by an increase of $1.2 million in headcount-related costs driven by growth in headcount, an increase of $1.4 million in professional services and consulting fees, an increase of $1.0 million in rent and utilities expense primarily related to rent and utilities expense recorded for our new corporate headquarters in Seattle, Washington, a $0.2 million increase in travel costs, a $0.2 million increase in bad debt expense and a $0.4 million increase in various other miscellaneous expenses. The increases were partially offset by a $0.7 million decrease in local, business and occupational and gross receipts taxes, approximately $0.3 million of which was the result of a tax credit we received relating to a refund of certain state and local taxes from 2006 to 2009.

Liquidity and Capital Resources

Prior to our IPO, we funded our operations since inception primarily from the issuance of common and preferred stock, and for the nine months ended September 30, 2011 from cash generated from operations. Through 2007, we raised approximately $81.0 million through various offerings of our convertible preferred stock and approximately $5.9 million from the sale of our common stock.

On July 25, 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share, and we sold and issued 274,999 shares of our Class A common stock at a price of $20.00 per share in a private placement. As a result of the offerings, we received net proceeds of approximately $76.3 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional net offering-related expenses of $3.3 million, for total net expenses of $8.9 million. The net offering proceeds have been invested into money market funds and certificates of deposit.

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents and short-term investments of $95.8 million and $13.8 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with our financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Short-term investments consist of U.S. Treasury securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations, cash and cash equivalent balances and the net proceeds we received in connection with our initial public offering will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million, secured by substantially all our assets other than our intellectual property, to be used for general business purposes. The line of credit contains financial and non-financial covenants. As of September 30, 2011, we were in compliance with all covenants. The line of credit is available through March 2013. During March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which reduces the available line to $2.5 million. As of September 30, 2011, there were no other amounts outstanding under the line of credit.

The following table presents selected cash flow data for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$14,019	$644
Cash flows provided by (used in) investing activities	(7,966)	1,590
Cash flows provided by financing activities	77,482	587

Cash Flows Provided By Operating Activities

For the nine months ended September 30, 2011, net cash provided by operating activities was $14.0 million compared to net cash provided by operating activities of $0.6 million for the nine months ended September 30, 2010.

Cash flows provided by operating activities of $14.0 million for the nine months ended September 30, 2011 was driven by net income of $0.2 million, adjusted by depreciation and amortization expense of $5.4 million, the facility exit charge of $1.7 million and share-based compensation expense of $1.3 million. Changes in operating assets and liabilities increased cash provided by operating activities for the nine months ended September 30, 2011 by $4.5 million.

Cash flows provided by operating activities of $0.6 million for the nine months ended September 30, 2010 was driven by net loss of $6.3 million, adjusted by depreciation and amortization expense and share-based compensation expense of $3.9 million and $1.3 million, respectively. Changes in operating assets and liabilities increased cash provided by operating activities for the nine months ended September 30, 2010 by $1.6 million.

Cash Flows Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and maturity of short-term investments and the purchase of property and equipment and intangible assets.

For the nine months ended September 30, 2011, we used $8.0 million of net cash in investing activities. This was the result of $8.5 million of purchases for property and equipment and intangible assets and $1.0 million paid in connection with our March 2011 acquisition of the operating assets of a real estate agent and rental property manager marketing service company, partially offset by $1.5 million of net proceeds from maturities of short-term investments.

For the nine months ended September 30, 2010, net cash provided by investing activities was approximately $1.6 million. This was the result of approximately $5.7 million of net proceeds from maturities of short-term investments, partially offset by approximately $4.1 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

Our financing activities have primarily resulted from the exercise of employee non-qualified stock options and for the nine months ended September 30, 2011, also consisted of payments for deferred offering costs.

For the nine months ended September 30, 2011, net cash provided by financing activities was approximately $77.5 million, which was primarily the result of $70.8 million in proceeds from our initial public offering, net of offering costs, approximately $5.5 million in proceeds from our concurrent private placement, and $1.2 million in proceeds from the issuance of Class A common stock from the exercise of stock options.

For the nine months ended September 30, 2010, net cash provided by financing activities was approximately $0.6 million, which was due to proceeds from the issuance of Class A common stock from the exercise of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011 or December 31, 2010.

Contractual Obligations

We have various operating leases for office space and equipment. We have entered into an operating lease for our current headquarters in Seattle, Washington under which we will be obligated to make payments beginning in December 2012 through November 2022. Our prior headquarters in Seattle, Washington is under an operating lease expiring in February 2013. We also have purchase obligations for content related to our websites. We do not have any debt or capital lease obligations. The following table provides a summary of our operating lease obligations and purchase obligations as of September 30, 2011 (unaudited):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$22,127	$1,598	$4,059	$3,630	$12,840
Purchase obligations	2,851	1,031	1,040	780	—

Total	$24,978	$2,629	$5,099	$4,410	$12,840

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

Display revenues primarily consist of graphical advertising sold on a CPM basis to advertisers. We recognize these revenues as impressions are delivered to users interacting with our websites or mobile applications.

Allowance for Doubtful Accounts

We review accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives.

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

We do not have any long-term borrowings as of September 30, 2011 or December 31, 2010.

Under our current investment policy, we invest our excess cash in money market funds, FDIC-insured certificates of deposit and U.S. Treasury securities. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2011, Traffic Information, LLC filed a complaint against us, and other defendants, for patent infringement in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges, among other things, that we may have infringed a patent held by Traffic Information, LLC purporting to cover a “System for Providing Traffic Information” related to delivering traffic information to mobile devices. The complaint does not specify how we are allegedly infringing, but seeks injunctive relief and unspecified damages. We intend to vigorously defend the claims.

In September 2011, I2Z Technology, LLC filed a complaint against us, and other defendants, for patent infringement in the U.S. District Court for the District of Oregon, Portland Division. The complaint alleges, among other things, that we may have infringed a patent held by I2Z Technology, LLC purporting to cover a “Method and System for Synchronization of Simultaneous Displays of Related Data Sources.” The complaint seeks injunctive relief and unspecified damages. We intend to vigorously defend the claims.

Although the results of litigation cannot be predicted with certainty, we currently believe we have substantial and meritorious defenses to these claims and that the final outcome of these litigation matters will not have a material effect on our business, financial position, results of operations or cash flow.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for the three months ended June 30, 2011.

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

Since our inception in December 2004, we have incurred significant net operating losses and, as of September 30, 2011, we had an accumulated deficit of $78.5 million. Although we have experienced significant revenue growth, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

Our ability to attract users to our websites and mobile applications depends to some degree on providing a robust number of for sale and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services, apartment management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, or an inability to continue to add new listing providers, may cause our listing data to omit information important to users of our products and services. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

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

We face competition to attract consumers to our websites and mobile applications, which could impair our ability to continue to grow the number of users who use our websites and mobile applications, which would harm our business, results of operations and financial condition.

Our success depends on our ability to continue to attract additional consumers to our websites and mobile applications. Our existing and potential competitors include companies that operate, or could develop, national and local real estate and mortgage websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are unable to continue to grow the number of consumers who use our websites and mobile applications, our business, results of operations and financial condition would be harmed.

We may be unable to compete successfully against our existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate and mortgage information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenues, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, financial condition or results of operations would be harmed.

Our dedication to making decisions based primarily on the best interests of consumers may cause us to forgo short-term gains.

Our guiding principle is to build our business by making decisions based primarily upon the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers which could harm our revenues and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent subscriptions because we display a Zestimate on their for sale listings. However, we believe it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in our database for which we have sufficient data to produce the Zestimate. Similarly, we gather and make available to our consumers reviews on real estate and mortgage professionals, even if those reviews are unfavorable. Although real estate and mortgage professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily upon the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

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

Any significant disruption in service on our websites or in our network could damage our reputation and result in a loss of users of our products and services and of advertisers, which could harm our business, results of operations and financial condition.

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our websites and mobile applications, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our products and services on our websites and mobile applications and prevent or inhibit the ability of users to access our services. Problems with the reliability or security of our systems could harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition.

Substantially all of the communications, network and computer hardware used to operate our websites are located at facilities in the area. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

A failure of our systems at one site could result in reduced functionality for our users, and a total failure of our systems could cause our websites or mobile applications to be inaccessible. Problems faced by our third-party web hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our users. Our third-party web hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could harm our business.

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

We expect to evaluate a wide array of potential strategic opportunities. For example, in March 2011, we acquired the operating assets of a real estate agent and rental property manager marketing service, and in October 2011, we acquired substantially all of the assets of Diverse Solutions, Inc., a company that helps real estate agents market their businesses and improve their personal websites. Any transactions that we enter into could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We have registered domain names for our websites that we use in our business, such as Zillow.com, Postlets.com and DiverseSolutions.com. If we lose the ability to use a domain name, we may incur significant expenses to market our products and services under a new domain name, which could harm our business. In addition, our competitors could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and diversion of management’s attention.

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

From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our websites. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

If our security measures are compromised, consumers may curtail use of our products and services and advertisers may reduce their advertising on our websites.

Our products and services involve the storage and transmission of users’ information, some of which may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. For example, a hacker could steal a user’s profile password and manipulate information about that user’s home or post to a forum while posing as that user. Like all websites, our websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, and users may decrease the use of our websites or stop using our websites in their entirety, and advertisers may decrease or stop advertising on our websites. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our products or services or close their accounts, cause existing advertisers to cancel their contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business, results of operations and financial condition.

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

In March 2011, we entered into an agreement with a financial institution to establish a $4.0 million line of credit to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all our assets other than our intellectual property. If we default on our obligations under this agreement, the financial institution may foreclose on our assets, which would materially and adversely impact our business. On March 22, 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which subsequently reduced the available line to $2.5 million. As of September 30, 2011, there were no other amounts outstanding under the line of credit.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of fluctuations in the quantity of, and the price at which we are able to sell, our remnant advertising and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenues and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.

Shares of our Class A common stock were sold in our initial public offering on July 20, 2011 at a price of $20.00 per share. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market, or how liquid that market might become. An active public market for our Class A common stock may not develop or be sustained. If an active public market does not develop or is not sustained, it could depress the trading price of our Class A common stock.

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

Since Zillow’s inception, our capital structure has had authorized Class A common stock and authorized Class B common stock. Our Class A common stock has one vote per share, and our Class B common stock has 10 votes per share. All shares of Class B common stock have been and are held by our founders, Richard Barton and Lloyd Frink. As of September 30, 2011, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 46.4% and 37.6%, respectively, of the voting power of our outstanding capital stock.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our 18,029,698 shares of Class A common stock outstanding and 9,528,313 shares of Class B common stock outstanding as of September 30, 2011, all of the shares of Class A common stock sold in our initial public offering are freely tradable, except that (1) any shares held or acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, are subject to the volume limitations and certain other restrictions of Rule 144 and (2) any shares purchased through the directed share program are subject to a 180-day lock-up. The shares of our Class A common stock sold in the concurrent private placement are subject to the holding period requirements of Rule 144 and are, therefore, subject to a minimum six-month holding requirement before such shares can be sold in a non-registered transaction. Of our shares of Class A common stock outstanding as of September 30, 2011, 14,188,648 shares are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until January 15, 2012, subject to certain extensions and subject to certain earlier releases if certain conditions are met. In addition, the lead underwriter of our initial public offering may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. As of September 30, 2011, the holders of 10,885,085 shares of Class A common stock and 9,528,313 shares of Class B common stock, or 74.1% of our total outstanding Class A common stock (calculated on an as-if-converted basis), will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If the holders of our Class A common stock and Class B common stock entitled to registration rights elect to exercise such rights and sell a large number of shares, they could adversely affect the market price of our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. On August 5, 2011, we filed a registration statement on Form S-8 under the Securities Act to register 6,816,135 shares of our Class A common stock for issuance under our 2005 Plan and 2011 Plan. Shares of our Class A common stock issued under the S-8 can be freely sold in the public market when the options underlying the shares are exercised, subject to the lock-up period and other restrictions provided under the terms of the applicable plan, option agreements or lock-up agreements entered into with the option holders.

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

As a public company, we are subject to the reporting requirements of the Exchange Act. These requirements could strain our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we find any material weakness in our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our Class A common stock to decline.

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

Dated: November 4, 2011	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) and Duly Authorized Signatory