Form 10-K
period 2011-12-31
ZILLOW INC
filed 2012-03-02
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35237

ZILLOW, INC.

(Exact name of registrant as specified in its charter)

Washington	20-2000033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip code)

(206) 470-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.0001 per share	The Nasdaq Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐     No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☑

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s Class A common stock and, therefore, the Registrant cannot calculate the aggregate market value of its Class A common stock held by non-affiliates as of such date. At December 31, 2011, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $192,926,844.

As of February 24, 2012, 19,775,373 shares of Class A common stock and 8,760,626 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2011 fiscal year.

ZILLOW, INC.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2011

As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to Zillow, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A (Risk Factors) of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business

Mission

Our mission is to build the most trusted and vibrant home-related marketplace to empower consumers with information and tools to make smart decisions about homes.

Overview

Zillow is the leading real estate information marketplace. In addition to our websites, including Zillow.com, we operate Zillow Mobile, our suite of mobile real estate applications, and Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates. Zillow was incorporated as a Washington corporation in December 2004.

Zillow provides vital information about homes, real estate listings and mortgages through our websites and mobile applications, enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals best suited to meet their needs. We are transforming the way people make home-related decisions. Zillow provides consumers and real estate professionals an “edge in real estate”.

We maintain a commitment to providing consumers free access to as much useful information as possible. Our living database of more than 100 million U.S. homes includes homes for sale, homes for rent and homes not currently on the market. Individuals and businesses that use Zillow have updated information on more than 27 million homes and added more than 65 million home photos, creating exclusive home profiles. These profiles include detailed information about homes such as property facts, listing information and purchase and sale data. We provide this information to our users through our websites and through our industry-leading mobile applications that allow consumers to access our information when they are curbside, viewing homes.

Residential real estate is one of the largest sectors of the U.S. economy and supports a large number of professionals that provide home-related services. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. We present residential real estate data in ways that have changed the way consumers search for, find and understand home-related information and make real estate decisions.

Consumers increasingly are turning to the Internet and mobile devices for real estate information. For the three months ended December 31, 2011, more than 23.5 million average monthly unique users visited our websites and mobile applications, representing year-over-year growth of 86%. We operate the most popular suite of mobile real estate applications across all major platforms. During December 2011, nearly 100 million homes were viewed on Zillow on a mobile device.

Real estate and mortgage professionals are a critical part of the home-related marketplace. We enable consumers to connect with real estate and mortgage professionals best suited to meet their needs. We have created a trusted and transparent marketplace where consumers can search and read reviews on local real estate and mortgage professionals and contact those professionals on their own terms. Consumers initiate contact through our marketplace when they are ready to speak with real estate and mortgage professionals—providing those professionals with access to highly qualified clients and providing consumers with control over their decision-making process.

Our real estate marketplace benefits from network effects. As more consumers come to our website to use our products and services, more real estate and mortgage professionals contribute content to distinguish themselves, thereby making our marketplace more useful and attracting additional consumers.

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals and brand advertisers. Our revenue has grown significantly since our initial website launch in 2006. For the year ended December 31, 2011, we generated revenue of $66.1 million, as compared to $30.5 million for the year ended December 31, 2010, representing an increase of 117%.

Industry Dynamics

The Importance of Homes

Homes are the center of peoples’ lives, the focus of some of their most important decisions and often their most valuable assets. Deciding where to live, which home to choose and whether and when to rent or buy are among the most important decisions a person must make. Historically, objective information and advice about the value of homes has been hard to find and keep current, even though a home’s changing value can profoundly influence many financial and personal decisions. In addition to whether to buy, sell or rent, consumers make many other important home-related decisions throughout their lifetimes, including decisions relating to refinancing or home equity loans, home maintenance and home improvement.

Large Market Opportunities

Residential real estate is one of the largest sectors of the U.S. economy and supports a large number of professionals that provide services related to home purchase and sale, rental, home financing, and home maintenance and improvement.

Sales of existing and new homes in the United States in 2010 had an aggregate transaction value of approximately $1.2 trillion, according to data published in April 2011 by the U.S. Census Bureau and the National Association of REALTORS®, or NAR. In an effort to acquire new client relationships and sell homes, real estate agents and brokers spent an estimated $6.2 billion on residential advertising in 2010, according to a 2011 report published by Borrell Associates. It was projected in 2011 that mortgage providers would spend approximately $9.5 billion marketing their services and loan products to mortgage borrowers, according to a 2011 report published by Borrell Associates. Finally, there are billions of dollars more spent each year by home service and home improvement professionals, rental property managers and landlords, and other home-related professionals and businesses seeking to build client relationships and ultimately sell their products and services to our growing base of consumers.

Highly Fragmented, Local and Complex Market

The market for residential real estate transactions and home-related services is highly fragmented, local and complex. Each home has unique characteristics, including location, value, size, style, age and condition. Each consumer approaches home-related transactions with a personal set of objectives, priorities and values. Real estate agents generally operate in local markets as independent contractors with different experiences and skills. These conditions create challenges for consumers and real estate and mortgage professionals alike. Consumers are challenged to find information about homes, and to find real estate and mortgage professionals who fit their individual needs. Real estate and mortgage professionals are challenged to efficiently advertise their services and identify new clients, and to measure the effectiveness of their marketing efforts.

Absence of Consumer Orientation

Historically, consumers had minimal access to comprehensive and objective residential real estate data, even though many home-related decisions are extraordinarily information-intensive. While real estate and mortgage professionals had some data, consumers did not have free, independent and easy access to it. Even when accessible, the data was difficult to interpret and analyze.

Increasing Role of the Internet and Mobile Technologies

Consumers are increasingly turning to the Internet and mobile devices for real estate information. With the widespread adoption of mobile and location-based technologies, consumers increasingly expect home-related information to be available on their mobile devices where, when and how they want it.

Competitive Advantages

We believe we have the following competitive advantages:

•

Living Database of Homes. Our dynamic and comprehensive living database includes detailed information on more than 100 million U.S. homes, and includes homes for sale, for rent and recently sold, as well as properties not currently on the market. This database is central to the value we provide to consumers and real estate and mortgage professionals. It contains extensive information that users can search, through an easy-to-use interface, to identify, analyze and compare homes. Our database is relevant to a broad range of users, including buyers, sellers, renters, homeowners, real estate agents and other real estate professionals. It includes information such as:

•

Property facts: Zestimate and its corresponding value range, number of bedrooms, number of bathrooms, square footage, lot size, assessed tax value and property type such as single-family, condominium, apartment, multifamily, manufactured home or land.

•

Listing information: price, price history and reductions, dollars per square foot, days on the market, listing type (such as for sale by agent, for sale by owner, foreclosures, new construction, rentals and Make Me Move homes) open houses, property photos and estimated monthly payment.

•	Purchase and sale data: prior sales information and recent sales nearby.

We synthesize data from hundreds of automated feeds, representing information from tens of thousands of public and private sources. Applying extensive computer analytics to the data, we transform it into information that is accessible, understandable and useful.

We refer to the database as “living” because the information is continually updated by the combination of our proprietary algorithms, synthesis of third-party data from hundreds of sources, and through improvements by us and, importantly, by our community of users. User-generated content from owners, agents and others enriches our database with photos and additional property information. For example, individuals and businesses that use Zillow have updated information on more than 27 million homes in our database and added more than 65 million home photos, creating exclusive home profiles available nowhere else. Our inimitable database enables us to create content, products and services not available elsewhere, and attracts an active, vibrant community of users. As of December 31, 2011, we had published more than 100,000 reviews of local real estate agents and nearly 10,000 reviews of mortgage professionals submitted by our users, and our users had submitted more than 500,000 questions and answers in our discussion forum, Zillow Advice. Zillow Advice allows consumers to ask questions of real estate and mortgage professionals and other consumers and quickly learn more about homes and real estate topics of interest. In particular, many of our dedicated active contributors devote substantial time sharing their expertise about Zillow and the real estate market on Zillow Advice. Real estate and mortgage professionals who participate in Zillow Advice play a key role in helping to educate consumers, and benefit from exposure to consumers and resulting referrals.

•

Zestimates and Rent Zestimates. We have developed industry-leading automated home valuation models that use advanced statistical methods and complex, proprietary algorithms. We use these models to provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. In addition, based on our Zestimates, we produce Zillow Home Value Indexes at the neighborhood, zip code, city, metropolitan statistical area, county and national levels. Our Zillow Home Value Indexes have been cited by government entities such as the Federal Reserve Bank and the Congressional Oversight Panel, university studies and respected national publications. For historical comparisons, we provide up to 15 years of Zestimate history on each home and valuable information about property and real estate market trends. Our Zestimates, Rent Zestimates and Zillow Home Value Indexes allow consumers to evaluate homes and neighborhoods, and to easily evaluate historical trends, as they contemplate critical home-related decisions.

•

Independent Market Positions and Consumer Focus. Zillow has been built independent of any real estate industry group. We maintain an unwavering commitment to giving consumers free access to as much useful information as possible. We provide unbiased information, products and services, empowering consumers to make informed decisions about homes and the residential real estate market. We believe our independence enables us to create compelling products and services with broad consumer appeal.

•

Powerful Brand and Scale. We have established a powerful brand identity and built a large user community in a short time. The majority of our usage comes to us organically and for free, not the result of advertising spend.

•

Trusted, Transparent Marketplace. We have created a trusted and transparent marketplace where consumers can identify and connect with real estate and mortgage professionals that are best suited to meet their needs. Consumers initiate contact in our marketplace when they are ready to speak with real estate and mortgage professionals—providing those professionals with access to highly qualified clients and providing consumers with control over their decision-making process. As more consumers visit Zillow, more real estate and mortgage professionals are attracted, resulting in more successful matches between real estate and mortgage professionals and consumers, which in turn attracts even more professionals and consumers to Zillow.

•

Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, in Zillow Mortgage Marketplace consumers can anonymously submit mortgage loan requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders. Consumers can then choose to contact those lenders at their discretion. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. In 2011, consumers submitted more than 5.5 million mortgage loan requests in Zillow Mortgage Marketplace.

•

Mobile Leadership. Shopping for a home is a far more meaningful consumer experience when it occurs curbside, untethered and on location, so we have developed and operate the most popular suite of mobile real estate applications across all major platforms. These applications enable people to access and analyze information where, when and how they want it. In December 2011, nearly 100 million homes were viewed on Zillow on a mobile device.

•

Personalized Experience. We present consumers and real estate and mortgage professionals with many opportunities to personalize their Zillow experience, leading to more informed home shopping and financing decisions. Users can save favorite homes on Zillow and receive monthly email updates on changes in those homes’ values, listing status, price changes and other data. Users also can customize “saved searches” for any neighborhood or zip code and receive daily email updates on new homes listed for sale, for rent, or price changes for existing listed homes. Once a favorite home or search parameters are saved on Zillow, a consumer or professional may access these personalized options every time they visit Zillow on our websites or through a mobile device, personalizing a Zillow experience unique to them.

•

Proven Management Team. We believe the broad experience and depth of knowledge of our management team are distinct competitive advantages in the complex and evolving industry in which we compete. The Zillow management team has extensive experience building successful consumer Internet companies. In particular, we believe that the shared experience of 11 of our executives, who held similar positions together at Expedia Inc., provides our management team with unique cohesion and insight.

Growth Strategies

Our growth strategies are:

•	Focus on Consumers. Maintain our unwavering focus on consumers and leverage our industry independence to enhance existing products and services and develop new offerings with broad consumer appeal.

•

Enhance Our Living Database. Enhance the information in our database of homes, and use it as the foundation for new analyses, insights and tools to inform consumers throughout the home ownership lifecycle.

•

Deepen and Strengthen Our Marketplace. Deepen and strengthen our marketplace by creating new opportunities for high-quality consumer-initiated connections with real estate and mortgage professionals when consumers want their services.

•	Efficiently Increase Brand Awareness. Expand public relations, social media and other marketing programs to efficiently increase brand awareness.

•

Expand Our Platform. Extend our platform beyond marketing services for real estate agents to a platform that also includes other types of trade services and tools we can offer to real estate agents to help them manage and grow their business.

•	Leverage Our Sales Force. Leverage our sales force’s expertise and productivity with new advertising offerings.

•	Expand Our Mobile Leadership. Innovate and expand our offerings for mobile devices, launching more applications and extending our brand and products across additional mobile platforms.

•

Pursue Strategic Opportunities. Pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position, enhance our capabilities and accelerate our growth.

Advertising Products and Services

We provide advertising products and services for real estate and mortgage professionals that provide useful content for consumers.

Marketplace Advertising

Premier Agent Program

Real estate agents in the Premier Agent program can purchase targeted advertising on Zillow by zip code, at prices that vary based on three tiers of participation, Platinum Premier, Silver Premier and Basic Premier. The three tiers of participation were created to appeal to a broader range of agents and their marketing needs. Depending on the tier of participation, an agent’s ratings, photo and contact information may be featured alongside home profiles and listings in the relevant zip code, giving the agent exposure to qualified home shoppers interested in homes in their subscribed zip code. Our multi-tiered Premier Agent advertising program, along with our Diverse Solutions agent website services and our Postlets syndication tool, serve as a foundation to extend our platform beyond just marketing services for real estate agents to a platform that also includes other types of trade services and tools we can offer to real estate agents to help them manage and grow their business.

Premier Agents may also receive other benefits, including featured listings, showcase advertisements and designation as a Premier Agent in Zillow’s directory depending on their subscription tier. Premier Agent subscribers have access to a portal on our websites where we provide individualized program analytics, including detailed information on each contact and on clicks and impressions with respect to featured listings and showcase advertisements.

Zillow Mortgage Marketplace

In Zillow Mortgage Marketplace, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. In 2011, consumers submitted more than 5.5 million mortgage loan requests in Zillow Mortgage Marketplace. Consumers decide if and when to contact the mortgage professionals who provide quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans.

Display Advertising

Our display advertising primarily consists of graphical web and mobile advertising sold on a cost per thousand impressions (“CPM”) basis. We offer these businesses display advertising opportunities on our home page, on individual web pages through graphical displays and text links, and on our mobile applications through display ads that are optimized for the mobile experience.

Information Products and Services

We provide consumers with information products and services to enable them to make intelligent decisions about homes.

Zestimates and Rent Zestimates

Our Zestimate and Rent Zestimate valuations are computed using complex, proprietary algorithms we have developed and refined through years of statistical analysis and technological development.

A Zestimate is our estimated current market value of a home. We generate Zestimates using proprietary information, including:

•	Physical attributes: location, lot size, square footage, number of bedrooms and bathrooms and many other details.

•	Tax assessments: property tax information, actual property taxes paid, exceptions to tax assessments and other information provided in the tax assessors’ records.

•	Prior and current transactions: actual sale prices over time of the home itself and comparable recent sales of nearby homes.

We use proprietary automated valuation models that apply advanced algorithms to analyze our data to identify relationships, within a specific geographic area, between this home-related data and actual sales prices. Home characteristics, such as square footage, location or the number of bathrooms, are given different weights according to their influence on home sale prices in each specific geography over a specific period of time, resulting in a set of valuation rules, or models, that are applied to generate each home’s Zestimate.

To improve the accuracy of our Zestimates, our algorithms automatically remove or reconcile data that would otherwise inappropriately skew the valuation rules. In addition, our algorithms will automatically generate a new set of valuation rules based on the constantly changing universe of data included in our database. This allows us to provide timely home value information on a massive scale, updated three times a week.

We publicly disclose the accuracy of our Zestimates to further empower consumers in assessing a home’s value. The accuracy may be impacted by a variety of factors, including the amount of data about homes we have for a particular geographic area.

A Rent Zestimate is our estimated current monthly rental price of a home, computed using similar automated valuation models we have designed to address the unique attributes of a rental home. We estimate rental prices on approximately 100 million homes, including apartments, single-family homes, condominiums and townhomes.

Rich, Searchable Home-Related Data and Analysis

We provide consumers and real estate professionals with a rich set of home-related information. Through our websites or mobile applications, users can access detailed information about homes, including:

Value Information	Zestimate	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Rental price	Tax-assessed value
	Make Me Move price	Property taxes paid

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type

Neighborhood Information	School district	High school
	Elementary school	Walkability
	Middle school	Transit access

Listing Details	Price	Price reductions
	Listing agent information	Days on Zillow
	Listing brokerage information	MLS number
Link to listing source

Consumers and real estate professionals can update property information by, for example, adding home photos and personalized information regarding the neighborhood or school district, creating exclusive home profiles available nowhere else.

Our map-based user interface enables our users to search, navigate and zoom to areas of interest and find and compare home information quickly and efficiently from a variety of different perspectives across homes, neighborhoods, cities, counties and other geographical regions. Our consumer search experience supports complex search queries and filters across our data set of homes, allowing consumers to customize their searches and gain actionable insights.

Our team of economists and statisticians generates unbiased local and national real estate data and analysis on 371 metropolitan areas and approximately 8,600 individual neighborhoods that we provide to consumers and real estate and mortgage professionals at no cost. This gives our users access to local market trends and data, such as home price cuts, list to sale price ratio and foreclosure data that was historically not easily obtained, if available at all. Users can compare these metrics across neighborhoods and different time periods using our real-time charting and filtering.

For Sale and Rental Listings

We provide comprehensive for sale and rental listings through relationships with real estate brokerages, real estate listings aggregators, multiple listing services, apartment management companies, home builders and other third-parties. In addition, we provide consumers with access to exclusive home listings, such as our Make Me Move listings, which are a homeowner’s posted price at which they would be willing to move. We also show listings that may not be available on other sources, such as for sale by owner, foreclosure and rental listings. Real estate agents and landlords may feature and gain more exposure for their listings through our advertising products.

Marketplace of Real Estate Agents

We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including more than 100,000 ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization, number of listings and number of contributions to Zillow Advice.

Home-Related Advice and Discussions

Consumers have many questions and often seek advice during various stages of their home-ownership lifecycle. The Zillow Advice section of our Zillow.com website captures questions and discussion topics from our users, both consumers and real estate and mortgage professionals. This allows our consumers to ask questions of other consumers and real estate and mortgage professionals and quickly learn more about relevant topics. Our users have submitted more than 500,000 questions and answers to Zillow Advice as of December 31, 2011. Zillow Advice also provides real estate and mortgage professionals with an opportunity to help educate consumers and demonstrate their local expertise. These discussions and content are also indexed and searchable by geography and other custom parameters, allowing users to quickly find the information they seek. Email updates are used to provide ongoing monitoring and delivery of posts related to topics of interest.

Mobile Access

We operate the most popular suite of mobile real estate applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate and mortgage professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer standing curbside at a home for sale can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can call a real estate professional through our mobile applications to get more information or schedule a showing. During December 2011, nearly 100 million homes were viewed on Zillow on a mobile device.

Marketing

At Zillow, marketing starts with product development. We create compelling consumer products that people want to talk about and share. This enables us to execute a robust and viral communications program that is the primary driver of our brand and traffic acquisition efforts. We launched the consumer brand with communications at the core of our marketing strategy, which has allowed us to grow to more than 23.5 million average monthly unique users for the three months ending December 31, 2011. The majority of our traffic and brand awareness comes to us organically and free, without advertising spend.

Our communications team includes former print and broadcast journalists, who have established Zillow as an authoritative source for information on a broad range of home and real estate-related subjects. A typical week includes commentary from our real estate experts across dozens of national print and broadcast media outlets, guest opinion pieces or blog posts by our chief economist, and wide-ranging national and local media coverage of Zillow products, listings, data, and consumer tips. We also produce considerable home and real estate-related content on Zillow Blog that is syndicated across numerous prominent media sites. Zillow Blog content ranges from real estate market trends, to home financing tips, to celebrity real estate listings.

We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 165 U.S. markets. Data is released on a monthly and quarterly basis, and Zillow data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News, Bloomberg and MSNBC. We believe the considerable effort we have spent on public relations and social media has allowed us to build a large and credible brand.

Our living database of homes creates significant opportunities for home-ownership lifecycle marketing. A typical person will at various times in life be a renter, buyer, homeowner, mortgage refinancer or seller, and this presents opportunities to communicate with consumers over many years, not just during a transaction. We actively segment and communicate with our users through email and social media channels. During the year ended December 31, 2011, we sent more than 175 million email messages to Zillow email subscribers, and we see substantial opportunities to grow home-ownership lifecycle marketing.

We believe Zillow has considerable opportunity to increase brand awareness and grow traffic through product development, targeted marketing programs and strategic partnerships.

Sales and Customer Support

Our sales team is responsible for generating advertising customers across our websites and mobile applications.

We primarily use a Seattle-based sales team to sell Premier Agent subscriptions to real estate agents. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain a field sales team in New York, New York, with additional offices in Chicago, Illinois and San Francisco, California, to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries. We also have an office in Irvine, California, which we established in connection with our October 2011 acquisition of substantially all of the operating assets of Diverse Solutions, Inc.

As part of our sales and distribution strategy, we entered into a strategic relationship with Yahoo! Inc. that launched in the first quarter of 2011. Our sales team serves as the exclusive sales force for real estate agent advertising and certain graphical advertising on the Yahoo! Real Estate site.

We believe that customer support is important to our success. Our customer support team, which is located primarily in Seattle, responds to commercial, technical and consumer issues from our user community and advertisers. The Zillow Advice forum augments our direct customer support by enabling consumers to obtain answers to questions from our employees and other members of our user community, including real estate and mortgage professionals.

Technology and Infrastructure

Zillow is a data- and technology-driven company. Our technical infrastructure, websites and mobile products are built to provide consumers and real estate and mortgage professionals with access to rich real estate data and powerful online tools to help them accomplish their home-related goals. Many of our services are available through real-time web-based application programming interfaces that allow our information to be easily integrated into third-party websites. We provide HTML and Javascript-based widgets to allow easy integration of Zillow information onto other websites, with little custom programming. Our technology platform is built using industry-leading third-party software and internally developed software as well as open source technologies. This combination allows for rapid development and release of high-performance software in a cost-effective and scalable manner. For information about our research and development costs, see Note 2 of the accompanying notes to our financial statements included within this annual report.

Our websites are primarily hosted at a third-party facility located in the Seattle area. Content delivery network solutions have been put in place to ensure fast and local access to content. Development and test environments are located in a data center we manage at our corporate headquarters.

Intellectual Property

We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

Our trademarks registered in the United States and several other jurisdictions include “Zillow,” “Zillow.com,” “Zestimate” and the Zillow logo. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.

We have three patents issued in the United States, two that expire in 2026 and one that expires in 2027, and one patent issued in Australia that expires in 2027. These cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, and the collection, storage and display of home attribute values. We have 11 patent applications pending in the United States, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

We are the registered holder of a variety of domestic and international domain names that include “Zillow.com,” “Postlets.com”, “DiverseSolutions.com”, our other trademarks, and similar variations.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment provisions. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our websites.

Competition

We face competition to attract consumers to our websites and mobile applications and to attract advertisers to purchase our advertising products and services.

Competition for Consumers

We compete for the attention of consumers with companies that operate, or could develop, national and local real estate and mortgage websites and mobile applications. We compete for consumers primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, and brand awareness and reputation. We believe we compete favorably on these factors.

Competition for Advertisers

We compete for advertising customers with media sites, including websites dedicated to providing real estate and mortgage information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as newspapers, television, magazines, and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate agents and mortgage lenders to advertise their qualifications or listings. We compete for advertising revenue based on perceived return on investment, the effectiveness and relevance of our advertising products, pricing structure and our ability to effectively deliver types of ads to targeted demographics. We believe we compete favorably on these factors.

Government Regulation

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage brokers, banks, and some of our other customers and advertisers on our websites and mobile applications are subject to various state and federal laws and regulations relating to real estate and mortgages. While we do not believe that we are currently subject to these regulations, we intend to ensure that any content created by Zillow is consistent with them by obtaining assurances of compliance from our advertisers and customers for their activities through, and the content they provide on, our websites and mobile applications. Since the laws and regulations governing real estate and mortgages are constantly evolving, it is possible that some part of our business activities could fall within the scope of regulation or be prohibited altogether at some point in the future.

Employees

As of December 31, 2011, we had 329 full-time employees.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website at www.zillow.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this annual report on Form 10-K.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.

Since our inception in December 2004, we have incurred significant net operating losses and, as of December 31, 2011, we had an accumulated deficit of $77.6 million. Although we have experienced significant growth in our revenue, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

Our current financial model depends on advertising revenue generated almost entirely through sales to real estate agents and brokerages, mortgage lenders and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of consumers of our products and services;

•	competing effectively for advertising dollars with other online media companies;

•	continuing to develop our advertising products and services;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertisers for their advertising spending with us.

While real estate agents participating in our subscription-based Premier Agent program generally initially commit to contract terms of six months, we do not have long-term contracts with most of our other advertisers. Those advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing subscriptions for our Premier Agent program expire, we may not be successful in renewing these subscriptions, securing new subscriptions or increasing the amount of revenue we earn for a given subscription over time. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spend if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers, or successfully implement changes to our pricing methodology. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations and financial condition would be harmed. In addition, if we do not realize the benefits we expect from strategic relationships we may enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed.

If we do not innovate and provide products and services that are attractive to our users and to our advertisers, our business could be harmed.

Our success depends on our continued innovation to provide products and services that make our websites and mobile applications useful for consumers and real estate and mortgage professionals and attractive to our advertisers. As a result, we must continually invest significant resources in research and development in order to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new Internet and mobile technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ websites and mobile applications. If we are unable to continue offering innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We may be unable to increase awareness of the Zillow brand cost-effectively, which could harm our business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our websites and mobile applications. Should the competition for awareness and brand preference increase among online real estate information providers, we may not be able to successfully maintain or enhance the strength of our brand. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, our business, results of operations and financial condition could be harmed.

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

We provide our users with Zestimate and Rent Zestimate home and rental valuations. A Zestimate is our estimated current market value of a home based on our proprietary automated valuation models that apply advanced algorithms to analyze our data; it is not an appraisal. A Rent Zestimate is our estimated current monthly rental price of a home, using similar automated valuation models that we have designed to address the unique attributes of rental homes. Revisions to our automated valuation models, or the algorithms that underlie them, may cause certain Zestimates or Rent Zestimates to vary from our expectations for those Zestimates or Rent Zestimates. In addition, from time to time, users disagree with our Zestimates and Rent Zestimates. Any such variation in Zestimates or Rent Zestimates or disagreements could result in distraction from our business or potentially harm our reputation and could result in legal disputes.

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

Substantially all of the communications, network and computer hardware used to operate our websites are located at facilities in the Seattle area. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

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

We continue to evaluate a wide array of potential strategic opportunities. For example, in March 2011, we acquired the operating assets of Postlets LLC, a real estate agent and rental property manager marketing service, and in October 2011, we acquired substantially all of the assets of Diverse Solutions, Inc., a company that helps real estate agents market their businesses and improve their personal websites. Any transactions that we enter into could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We assist with the processing of customer credit card transactions which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information.

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

We are subject to a number of risks related to the credit card and debit card payments we accept.

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

In March 2011, we entered into an agreement with a financial institution to establish a $4.0 million line of credit to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all our assets other than our intellectual property. If we default on our obligations under this agreement, the financial institution may foreclose on our assets, which would materially and adversely impact our business. On March 22, 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which subsequently reduced the available line to $2.5 million. As of December 31, 2011, there were no other amounts outstanding under the line of credit.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At December 31, 2011, we had federal net operating loss carryforwards of approximately $68.6 million and tax credit carryforwards of approximately $1.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. We may experience one or more ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the Securities and Exchange Commission (“SEC”). Complying with these reporting and other regulatory requirements can be time-consuming and results in increased costs to us and could harm our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements could strain our systems and resources. The Exchange

Act also requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we find any material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our Class A common stock to decline.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, in 2011, the closing price of our Class A common stock ranged from $21.63 per share to $37.48 per share. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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

Since Zillow’s inception, our capital structure has had authorized Class A common stock and authorized Class B common stock. Our Class A common stock has one vote per share, and our Class B common stock has 10 votes per share. All shares of Class B common stock have been and are held by our founders, Richard Barton and Lloyd Frink. As of December 31, 2011, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 46.3% and 37.4%, respectively, of the voting power of our outstanding capital stock.

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

Our Class A common stock began trading on The Nasdaq Global Market on July 20, 2011; however, to date there has been a limited number of shares trading in the public market. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares or on our shareholders’ ability to sell their shares. Our current shareholders hold a substantial percentage of our outstanding common stock and, as of January 15, 2012, are permitted to sell these shares in the public market without restriction. Sales of a substantial number of shares of our common stock could cause our stock price to fall.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about our company. If few or no securities or industry analysts cover our company, the market price of our Class A common stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to publish reports on us regularly, demand for our Class A common stock could decline, which could cause our stock price and trading volume to decline.

If we issue additional shares of common stock to raise capital, it may have a dilutive effect on shareholders’ investment.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In March 2011, we entered into a lease effective through November 2022 for approximately 66,000 square feet of office space that has housed our principal offices since August 2011. This new office space replaced our approximately 46,000 square feet of office space in Seattle under a lease that expires in February 2013. We lease additional office space in San Francisco, California, Irvine, California, Chicago, Illinois and New York, New York.

Item 3. Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”), a provider of mobile real estate applications, filed a complaint against us and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint.

In April 2010, First American CoreLogic (“CoreLogic”), a provider of information and analytic services, filed a complaint against us and multiple other defendants for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes a patent purporting to cover a “Real estate appraisal using predictive modeling,” and sought an injunctive order against the alleged infringing activities and an award for damages. We denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patent, and that the patent is unenforceable and invalid. In December 2011, CoreLogic and Zillow entered into a settlement agreement under which each of the parties granted the other a full release from, and covenanted not to sue the other party based on, any claim relating to this litigation or conduct in the settlement negotiations prior to the effective date of the agreement. CoreLogic further covenanted not to sue us based on any claim relating to assertions of infringement of the CoreLogic patent at issue in the litigation. The parties also entered into a master license agreement with a contractual term of five years under which we license data content from CoreLogic that will be displayed on our website, including property data from various U.S. counties.

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

Although the results of litigation cannot be predicted with certainty, we currently believe we have substantial and meritorious defenses to the outstanding claims and that the final outcome of the outstanding litigation matters will not have a material effect on our business, financial position, results of operations or cash flow.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Since our initial public offering on July 20, 2011, our Class A common stock has traded on The Nasdaq Global Market under the symbol “Z”. Prior to that time, there was no public trading market for our Class A common stock. The initial public offering price of our common stock was $20.00 per share.

The following table sets forth, for each full quarterly period indicated, the high and low sales prices for our Class A common stock as quoted on The Nasdaq Global Market:

Year Ending December 31, 2011:	High	Low
Third Quarter 2011 (beginning on July 20, 2011)	$60.00	$23.43
Fourth Quarter 2011	33.48	21.22

From July 20, 2011 through December 31, 2011, the closing price of our Class A common stock ranged from $21.63 per share to $37.48 per share.

As of February 24, 2012, there were 150 holders and two holders of record of our Class A common stock and our Class B common stock, respectively.

Dividends

We have never declared or paid a cash dividend on our capital stock and we intend to retain all available funds and any future earnings to fund the development and growth of our business. We therefore do not anticipate paying any cash dividends on our Class A common stock or Class B common stock in the foreseeable future. Any future determinations to pay dividends on our Class A common stock or Class B common stock would depend on our results of operations, our financial condition and liquidity requirements, restrictions that may be imposed by applicable law or our contracts, and any other factors that our board of directors may consider relevant. Pursuant to the current terms of our loan and security agreement with a financial institution, we cannot pay dividends unless specified financial covenants are satisfied.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we made sales of the following unregistered securities which were not previously disclosed in our quarterly reports on Form 10-Q or current reports on Form 8-K that were filed with the Securities and Exchange Commission:

(a)	In the first quarter of 2011, we granted stock options to purchase an aggregate of 1,093,272 shares of our Class A common stock at an exercise price $3.89 per share to officers, employees, directors and consultants under our Amended and Restated 2005 Equity Incentive Plan. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act or Section 4(2) of the Securities Act. The shares subject to these stock options were subsequently registered on a registration statement on Form S-8 (File No. 333-176095) under the Securities Act of 1933, as amended (the “Securities Act”), filed with the Securities and Exchange Commission on August 5, 2011 prior to the issuance of any shares under such stock options.

(b)	On March 3, 2011, we issued 207,100 shares of our Class A common stock to an accredited investor in connection with our acquisition of the operating assets of Postlets LLC.

(c)	On October 31, 2011, we issued 75,000 restricted shares of our Class A common stock to an accredited investor in connection with our acquisition of the operating assets of Diverse Solutions, Inc. One-third of the restricted shares will vest and no longer be subject to forfeiture on the first anniversary of the vesting commencement date, which is October 31, 2011, subject to Justin LaJoie’s, the controlling shareholder of Diverse Solutions, Inc., continued employment or service to Zillow until such date. The remaining shares will vest ratably over the twenty-four months following such first anniversary, subject to Justin LaJoie’s continued employment or service to Zillow. In the event of Justin LaJoie’s termination of service by Zillow without cause or by Justin LaJoie for good reason, any unvested shares on the date of such termination will become vested and no longer subject to forfeiture.

These transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of shares of Class A common stock in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Zillow.

Use of Proceeds

Concurrent with the closing of our initial public offering of our Class A common stock (“IPO”), on July 25, 2011, we completed a private placement offering to funds affiliated with Technology Crossover Ventures and PAR Investment Partners, L.P., for 274,999 shares of our Class A common stock at a price of $20.00 per share.

On July 25, 2011, in connection with our IPO, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The aggregate gross proceeds for all shares sold by us in the IPO were $79,626,000. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173570), which was declared effective by the SEC on July 19, 2011, and a prospectus filed pursuant to Rule 424(b) of the Securities Act.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common stock with the NASDAQ Composite Index and the RDG Internet Composite Index. This graph covers the period from July 20, 2011, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2011. This graph assumes that the value of the investment in our Class A common stock and each index (including reinvestment of dividends) was $100 on July 20, 2011. The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$66,053	$30,467	$17,491	$10,593	$7,106
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	10,575	4,973	4,042	4,198	3,710
Sales and marketing (1)	25,725	14,996	9,654	7,481	6,118
Technology and development (1)	14,143	10,651	11,260	15,048	12,885
General and administrative (1)(3)	14,613	6,684	5,501	5,770	6,179

Total costs and expenses	65,056	37,304	30,457	32,497	28,892

Income (loss) from operations	997	(6,837)	(12,966)	(21,904)	(21,786)
Other income	105	63	111	687	1,496

Net income (loss)	$1,102	$(6,774)	$(12,855)	$(21,217)	$(20,290)

Net income (loss) attributable to common shareholders	$—	$(6,774)	$(12,855)	$(21,217)	$(20,290)
Net income (loss) per share attributable to common shareholders—basic and diluted	$—	$(0.53)	$(1.02)	$(1.68)	$(1.62)
Weighted average shares outstanding—basic	19,815	12,770	12,613	12,593	12,553
Weighted average shares outstanding—diluted	22,305	12,770	12,613	12,593	12,553
(1) Includes share-based compensation as follows:
Cost of revenue	$189	$210	$183	$157	$154
Sales and marketing	388	445	408	408	247
Technology and development	546	389	394	412	306
General and administrative	822	671	666	544	473

Total	$1,945	$1,715	$1,651	$1,521	$1,180

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$5,384	$4,184	$4,797	$5,465	$4,354
(3) General and administrative includes a facility exit charge as follows:	$1,737	$—	$—	$—	$—

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments	$92,136	$13,777	$16,091	$24,270	$41,728
Property and equipment, net	7,227	4,929	4,409	6,249	9,253
Working capital	71,713	11,941	16,432	25,428	41,451
Total assets	116,668	24,013	24,608	34,482	54,406
Convertible preferred stock	—	4	4	4	4
Total shareholders’ equity	101,213	17,448	21,126	31,840	51,044

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes included elsewhere in this annual report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report, particularly in “Risk Factors”.

Overview

We are the leading real estate information marketplace. In addition to Zillow.com, we also operate Zillow Mobile, our suite of mobile real estate applications, and Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get the competitive mortgage rates.

Zillow provides information about homes, real estate listings and mortgages through our websites and mobile applications, enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals best suited to meet their needs.

Our living database of more than 100 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 27 million homes and added more than 65 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our websites and through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

The following is a listing of significant milestones for the year ended December 31, 2011:

•

In February 2011, we launched a strategic relationship with Yahoo! Real Estate through which we provide real estate listings to Yahoo! Real Estate and have exclusive rights to sell real estate agent advertising and certain graphical advertisements for display throughout the Yahoo! Real Estate site.

•	In March 2011, we acquired the operating assets of Postlets LLC, a listings distribution and marketing service for real estate agents.

•	In March 2011, we launched Rent Zestimates, which provide estimated rent prices for approximately 100 million homes and apartments across the country.

•	In March 2011, we launched the Zillow Blackberry App for Research in Motion®’s BlackBerry smartphones.

•	In April 2011, we launched a strategic advertising relationship with Century 21 Real Estate. These listings also appear on the Yahoo!/Zillow Real Estate Network.

•	In June 2011, we expanded and improved our living database of homes, adding more than 25 million new Zestimate home valuations and improving Zestimate accuracy nationwide.

•	In July 2011, we closed our initial public offering and began trading on The NASDAQ Global Market under the symbol “Z”.

•	In September 2011, we announced our partnership with Curbed ® (curbed.com), whereby Curbed.com visitors can search for local listings nationwide.

•	In October 2011, we launched a strategic relationship with AOL Real Estate which brings the Zillow Mortgage Marketplace shopping experience to the AOL Real Estate and DailyFinance websites.

•	In October 2011, we acquired substantially all of the operating assets of Diverse Solutions, Inc., a company that helps real estate agents market their businesses and improve their personal websites.

•	In October 2011, we expanded the Zillow iPhone® App by adding the experience of Zillow Mortgage Marketplace.

•	In November 2011, we launched a free real estate application for the Android™ Tablet.

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals and brand advertisers. Our revenue includes marketplace revenue, consisting of subscriptions sold to real estate agents and advertising sold on a cost per click, or CPC, basis to mortgage lenders, and display revenue consisting of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis.

We have experienced significant revenue growth over the past three years. In 2009, 2010 and 2011 we focused on growing our marketplace revenue, which accounted for the majority of our revenue growth over that period. The increase in marketplace revenue resulted from growth in our Premier Agent program and the commencement of charging mortgage lenders for participation in Zillow Mortgage Marketplace. Our Premier Agent program established a significant source of more predictable subscription-based revenue that complements our display revenue, and created a more diversified revenue mix.

For the years ended December 31, 2011, 2010 and 2009, we generated revenue of $66.1 million, $30.5 million and $17.5 million, respectively, representing year-over-year growth of 117%, 74% and 65%, respectively. We believe achieving these levels of revenue growth were primarily the result of significant growth in the following areas:

•

Traffic to our owned and operated websites and mobile applications—indicated by the average number of monthly unique users for the three months ended December 31, 2011, 2010 and 2009 of 23.5 million, 12.7 million and 7.6 million, respectively, representing year-over-year growth of 86%, 66% and 38%, respectively;

•	Marketplace revenue—due to the launch of our Premier Agent program in 2008 and the commencement of charging mortgage lenders for participation in Zillow Mortgage Marketplace in January 2010; and

•	Display revenue—resulting from our traffic growth and the improved productivity of our sales force.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable our users to connect with real estate and mortgage professionals, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses one of our websites using a web browser during a calendar month, and the first time an individual accesses our mobile applications using a mobile device during a calendar month. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. Beginning in October 2011, we measure unique users with Google Analytics. Prior to October 2011, we measured monthly unique user metrics with Omniture analytical tools. We believe Google Analytics and Omniture result in materially consistent measurements of our monthly unique users.

	Average Monthly Unique Users for the Three Months Ended December 31,			2011 to 2010 % Change	2010 to 2009 % Change
	2011	2010	2009
	(in thousands)
Unique Users	23,507	12,666	7,611	86%	66%

Premier Agent Subscribers

The number of Premier Agent Subscribers is an important driver of revenue growth as each subscribing agent pays a monthly fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At December 31,			2011 to 2010 % Change	2010 to 2009 % Change
	2011	2010	2009
Premier Agent Subscribers	15,799	8,102	2,764	95%	193%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of subscriptions sold to real estate agents under our Premier Agent program and CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders.

Our Premier Agent program allows local real estate agents to establish a persistent online and mobile presence on Zillow in the zip codes they serve. We present contact information for each Premier Agent alongside home profiles and home listings within the agent’s zip code, assisting consumers in evaluating and selecting the real estate agent best suited for them. Pricing for our Premier Agent subscriptions varies by zip code and the tier level of participation, Platinum Premier, Silver Premier and Basic Premier. Subscription advertising revenue is recognized on a straight-line basis during the contractual period over which the advertising is delivered. Typical terms of our Premier Agent subscription contracts are six months. Growth in our subscription advertising product is based on our ability to continue to attract agent subscribers and drive consumer traffic to those agents on our websites and through our mobile applications.

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

Display Revenue. Display revenue primarily consists of graphical web and mobile advertising sold on a CPM basis to advertisers primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. We recognize display revenue as impressions are delivered to users interacting with our websites or mobile applications. Growth in display revenue depends on continuing growth in traffic to our websites and mobile applications and migration of advertising spend online from traditional broadcast and print media.

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our websites and mobile applications, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses. Cost of revenue also includes credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships and facilities costs allocated on a headcount basis.

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

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our websites, equipment and maintenance costs and facilities costs allocated on a headcount basis. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our websites and amortization of intangible assets recorded in connection with acquisitions.

General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for executive, finance, accounting, legal, human resources, recruiting and administrative support. General and administrative expenses also include legal, accounting and other third-party professional service fees, bad debt expense and facilities costs allocated on a headcount basis.

Other Income

Other income consists of interest income earned on our cash and cash equivalents and investments.

Income Taxes

We are subject to U.S. federal income taxes. As of December 31, 2011 and 2010, we did not have taxable income and therefore no tax liability or expense has been recorded in the financial statements. We have provided a full valuation allowance against our net deferred tax assets as of December 31, 2011 and 2010 because there is significant uncertainty around our ability to realize the deferred tax assets in the future. We have accumulated tax losses of approximately $68.6 million as of December 31, 2011, which are available to reduce current future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$66,053	$30,467	$17,491
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	10,575	4,973	4,042
Sales and marketing (1)	25,725	14,996	9,654
Technology and development (1)	14,143	10,651	11,260
General and administrative (1)(3)	14,613	6,684	5,501

Total costs and expenses	65,056	37,304	30,457

Income (loss) from operations	997	(6,837)	(12,966)
Other income	105	63	111

Net income (loss)	$1,102	$(6,774)	$(12,855)

Net income (loss) attributable to common shareholders	$—	$(6,774)	$(12,855)
Net income (loss) per share attributable to common shareholders—basic and diluted	$—	$(0.53)	$(1.02)
Weighted-average shares outstanding—basic	19,815	12,770	12,613
Weighted-average shares outstanding—diluted	22,305	12,770	12,613

Other Financial Data:
Adjusted EBITDA (unaudited) (4)	$11,869	$140	$(4,908)
(1) Includes share-based compensation as follows:
Cost of revenue	$189	$210	$183
Sales and marketing	388	445	408
Technology and development	546	389	394
General and administrative	822	671	666

Total	$1,945	$1,715	$1,651

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$5,384	$4,184	$4,797
(3) General and administrative includes a facility exit charge as follows:	$1,737	$—	$—
(4)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Year Ended December 31,
	2011	2010	2009
Percentage of Revenue:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	16	16	23
Sales and marketing	39	49	55
Technology and development	21	35	64
General and administrative	22	22	31

Total costs and expenses	98	122	174
Income (loss) from operations	2	(22)	(74)
Other income	0	0	1

Net income (loss)	2%	(22%)	(73%)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this annual report, a non-GAAP financial measure. Below, we have provided a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this annual report as it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

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

•	Adjusted EBITDA does not reflect certain facility exit charges; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$1,102	$(6,774)	$(12,855)
Other income	(105)	(63)	(111)
Depreciation and amortization expense	7,190	5,262	6,407
Share-based compensation expense	1,945	1,715	1,651
Facility exit charge	1,737	—	—

Adjusted EBITDA (unaudited)	$11,869	$140	$(4,908)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

	Year Ended December 31,		2011 to 2010 % Change
	2011	2010
	(in thousands)
Marketplace revenue	$42,190	$13,228	219%
Display revenue	23,863	17,239	38%

Total	$66,053	$30,467	117%

	Year Ended December 31,
	2011	2010
Percentage of Revenue:
Marketplace revenue	64%	43%
Display revenue	36%	57%

Total	100%	100%

Overall revenue grew by $35.6 million, or 117%, in 2011 compared to 2010. Marketplace revenue grew by 219%, and display revenue grew by 38%.

Marketplace revenue was $42.2 million in 2011 compared to $13.2 million in 2010, an increase of $29.0 million. Marketplace revenue represented 64% of total revenue in 2011 compared to 43% of total revenue in 2010. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 15,799 as of December 31, 2011 from 8,102 as of December 31, 2010, an increase of 95%, as well as an increase in the average price for new Premier Agents and for existing Premier Agents who renewed their subscriptions for additional six-month terms. We believe the increase in subscribers and the increase in the average price in our Premier Agent program was driven by our increased development of our marketplace program with the support of our sales team and the overall growth in the number of unique users of our websites and mobile applications.

Display revenue was $23.9 million in 2011 compared to $17.2 million in 2010, an increase of $6.6 million. Display revenue represented 36% of total revenue in 2011 compared to 57% of total revenue in 2010. The increase in display revenue was primarily the result of an increase in unique users to our websites and mobile applications which increased to 23.5 million average monthly unique users for the three months ended December 31, 2011 from 12.7 million average monthly unique users for the three months ended December 31, 2010, an increase of 86%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. This resulted in increased advertising spend by larger businesses and industry-endemic advertisers such as real estate brokers, builders and lending institutions.

Cost of Revenue

Cost of revenue was $10.6 million in 2011 compared to $5.0 million in 2010, an increase of $5.6 million, or 113%. The increase in cost of revenue was primarily attributable to revenue sharing costs related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as a $0.8 million increase in credit card and ad serving fees and increases in other miscellaneous costs related to revenue growth, primarily in our marketplace revenue category. We expect our cost of revenue to increase in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

Sales and marketing expenses were $25.7 million in 2011 compared to $15.0 million in 2010, an increase of $10.7 million, or 72%. The increase was primarily a result of growth in headcount related expenses of $5.4 million driven by increases in the size of our sales team to promote our marketplace business, as well as a $4.3 million increase in marketing and advertising expenses, including tradeshows and related travel costs. The remaining increase of $1.0 million was primarily the result of consulting costs and additional depreciation expense. We expect our sales and marketing expenses to increase in future years as we continue to invest more resources in growing our sales team and in marketing and advertising. Although these expenses may increase as a percentage of revenue in the near term, we expect these expenses will decrease as a percentage of revenue in the long term.

Technology and Development

Technology and development expenses, which include research and development costs, were $14.1 million in 2011 compared to $10.7 million in 2010, an increase of $3.5 million, or 33%. Approximately $1.5 million of the increase was related to growth in headcount related expenses, and approximately $1.2 million of the increase was the result of amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The remaining increase of $0.8 million was primarily the result of consulting costs and additional depreciation expense. Amortization expense included in technology and development for capitalized website development costs was $4.1 million and $3.6 million, respectively, for the years ended December 31, 2011 and 2010. Amortization expense included in technology and development for purchased data content intangible assets was $0.9 million and $0.6 million, respectively, for the years ended December 31, 2011 and 2010. Other data agreement expense was $0.8 million and $0.7 million, respectively, for the years ended December 31, 2011 and 2010. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $0.4 million for the year ended December 31, 2011. There was no amortization expense related to intangible assets recorded in connection with acquisitions for the year ended December 31, 2010. While we expect our technology and development expenses to increase over time as we continue to build new website and mobile functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

General and administrative expenses were $14.6 million in 2011 compared to $6.7 million in 2010, an increase of $7.9 million, or 119%. Approximately $1.7 million of the increase was the result of a facility exit charge we recorded in the third quarter of 2011. In August 2011, we relocated our headquarters in Seattle, Washington to accommodate growth in our business. The fluctuation in general and administrative expenses was also a result of an increase of $1.8 million in professional services and consulting fees, which primarily arose from becoming a public company, an increase of $1.7 million in headcount-related costs, including share-based compensation, driven by growth in headcount, an increase of $1.3 million in rent and utilities expense primarily related to rent and utilities expense recorded for our new corporate headquarters in Seattle, Washington, a $0.7 million increase related to the settlement of legal matters, a $0.4 million increase in bad debt expense, a $0.2 million increase in travel costs, and a $0.8 million increase in various other miscellaneous expenses. The increases were partially offset by a $0.7 million decrease in local, business and occupational and gross receipts taxes, approximately $0.3 million of which was the result of a tax credit we received relating to a refund of certain state and local taxes from 2006 to 2009. We expect general and administrative expenses to decline as a percentage of revenue in the near term and going forward.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

	Year Ended December 31,		2010 to 2009 % Change
	2010	2009
	(in thousands)
Marketplace revenue	$13,228	$3,912	238%
Display revenue	17,239	13,579	27%

Total	$30,467	$17,491	74%

	Year Ended December 31,
	2010	2009
Percentage of Revenue:
Marketplace revenue	43%	22%
Display revenue	57%	78%

Total	100%	100%

Overall revenue grew by $13.0 million, or 74%, in 2010 compared to 2009. Marketplace revenue grew by 238% and display revenue grew by 27%.

Marketplace revenue was $13.2 million in 2010 compared to $3.9 million in 2009, an increase of $9.3 million. Marketplace revenue represented 43% of total revenue in 2010 compared to 22% of total revenue in 2009. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 8,102 as of December 31, 2010 from 2,764 as of December 31, 2009, representing an increase of 193%. We believe the increase in subscribers in our Premier Agent program was driven by our increased development of our marketplace program with the support of the sales team, and the overall growth in the number of unique users of our websites and mobile applications. Marketplace revenue also increased as we began to charge mortgage lenders for participation in Zillow Mortgage Marketplace in January 2010.

Display revenue was $17.2 million in 2010 compared to $13.6 million in 2009, an increase of $3.7 million. Display revenue represented 57% of total revenue in 2010 compared to 78% of total revenue in 2009. We believe this growth was primarily the result of increased unique users to 12.7 million average monthly unique users for the three months ended December 31, 2010 from 7.6 million average monthly unique users for the three months ended December 31, 2009, representing an increase of 66%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory.

Cost of Revenue

Cost of revenue was $5.0 million in 2010 compared to $4.0 million in 2009, an increase of $0.9 million, or 23%. The increase was the result of $0.5 million greater ad serving costs, credit card fees and other costs and an increase of $0.3 million in headcount expenses for employees supporting the operation of our websites.

Sales and Marketing

Sales and marketing expenses were $15.0 million in 2010 compared to $9.7 million in 2009, an increase of $5.3 million, or 55%. The increase is primarily related to growth in headcount expenses and related commissions of $5.1 million, primarily for our sales team to promote sales of our Premier Agent program, as well as tradeshows, conferences and related travel expenses.

Technology and Development

Technology and development expenses, which include research and development costs, were $10.7 million in 2010 compared to $11.3 million in 2009, a decrease of $0.6 million, or 5%. The decrease was the result of a reduction of $1.2 million in depreciation and amortization expense as historical purchases of computer equipment reached the end of their depreciable lives and significant components of capitalized website development costs being fully amortized, offset by a $0.6 million increase in headcount expenses and consulting expenses. Amortization expense included in technology and development for capitalized website development costs was $3.6 million and $4.2 million for the years ended December 31, 2010 and 2009, respectively. Amortization expense included in technology and development for purchased data content intangible assets was $0.6 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. Other data agreement expense was $0.7 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.

General and Administrative

General and administrative expenses were $6.7 million in 2010 compared to $5.5 million in 2009, an increase of $1.2 million, or 22%. The increase was primarily driven by an increase in headcount expenses of approximately $1.0 million. Legal expenses also increased by $0.4 million in 2010 compared to 2009 due to an increase in litigation activity relating to lawsuits filed against us in 2010.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations data for each of the eight quarters presented below. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this annual report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with our financial statements and the related notes included elsewhere in this annual report.

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue	$19,891	$19,057	$15,845	$11,260	$9,573	$8,229	$7,334	$5,331
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	2,961	3,084	2,713	1,817	1,326	1,263	1,222	1,162
Sales and marketing (1)	7,576	7,035	5,630	5,484	4,071	4,060	3,748	3,117
Technology and development (1)	3,994	3,849	3,304	2,996	2,711	2,528	2,878	2,534
General and administrative (1) (3)	4,463	5,695	2,627	1,828	1,958	1,902	1,483	1,341

Total costs and expenses	18,994	19,663	14,274	12,125	10,066	9,753	9,331	8,154

Income (loss) from operations	897	(606)	1,571	(865)	(493)	(1,524)	(1,997)	(2,823)
Other income	25	36	5	39	7	14	25	17

Net income (loss)	$922	$(570)	$1,576	$(826)	$(486)	$(1,510)	$(1,972)	$(2,806)

Net income (loss) attributable to common shareholders	$922	$(570)	$—	$(826)	$(486)	$(1,510)	$(1,972)	$(2,806)
Net income (loss) per share attributable to common shareholders—basic and diluted	$0.03	$(0.02)	$—	$(0.06)	$(0.04)	$(0.12)	$(0.16)	$(0.22)
Weighted average shares outstanding—basic	27,748	24,020	13,940	13,347	12,972	12,803	12,660	12,640
Weighted average shares outstanding—diluted	30,592	24,020	24,106	13,347	12,972	12,803	12,660	12,640
Other Financial Data:
Adjusted EBITDA (4)	$3,312	$3,654	$3,852	$1,051	$1,279	$246	$(202)	$(1,183)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$54	$48	$46	$41	$42	$61	$53	$54
Sales and marketing	129	85	67	107	113	117	111	104
Technology and development	235	135	90	86	86	102	106	95
General and administrative	236	220	210	156	165	188	159	159

Total	$654	$488	$413	$390	$406	$468	$429	$412

(2) Amortization of website development costs and intangible assets included in technology and development is as follows	$1,466	$1,461	$1,234	$1,223	$1,076	$1,030	$1,107	$970
(3) General and administrative includes a facility exit charge as follows	$—	$1,737	$—	$—	$—	$—	$—	$—

(4)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, unaudited)
Revenue:
Marketplace revenue	$13,746	$11,840	$9,723	$6,881	$5,114	$3,628	$2,632	$1,854
Display revenue	6,145	7,217	6,122	4,379	4,459	4,601	4,702	3,477

Total	$19,891	$19,057	$15,845	$11,260	$9,573	$8,229	$7,334	$5,331

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Percentage of Revenue:
Marketplace revenue	69%	62%	61%	61%	53%	44%	36%	35%
Display revenue	31	38	39	39	47	56	64	65

Total	100%	100%	100%	100%	100%	100%	100%	100%

Revenue increased sequentially in all quarters presented. The strong increase in consumer adoption of our websites and mobile applications in 2011 was reflected in the significant growth in unique users over the year. The composition of revenue continues to shift from display revenue to marketplace revenue, as we continue to dedicate more of our advertising placements on search, map and home detail pages for our marketplace products, which provide consumers with services that tend to be more relevant to home-related searches. Due to the shift in revenue categories, we have experienced less quarterly seasonality overall as compared to the same periods in 2010 and prior. However, we have currently and historically experienced greater revenue in the fourth quarter of the year as a result of increased traffic to our websites and mobile devices.

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) for each of the eight quarters presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this annual report and how we use Adjusted EBITDA.

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net (Income) Loss:
Net income (loss)	$922	$(570)	$1,576	$(826)	$(486)	$(1,510)	$(1,972)	$(2,806)
Other income	(25)	(36)	(5)	(39)	(7)	(14)	(25)	(17)
Depreciation and amortization expense	1,761	2,035	1,868	1,526	1,366	1,302	1,366	1,228
Share-based compensation expense	654	488	413	390	406	468	429	412
Facility exit charge	—	1,737	—	—	—	—	—	—

Adjusted EBITDA	$3,312	$3,654	$3,852	$1,051	$1,279	$246	$(202)	$(1,183)

Key Growth Drivers

The following tables set forth our key growth drivers for each of the eight quarters presented below. Refer to “Key Growth Drivers—Unique Users” above for information about how we measure unique users.

	Average for the Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands)
Unique Users	23,507	24,238	20,758	17,306	12,666	12,061	10,751	9,301

	Period Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Premier Agent Subscribers	15,799	14,876	13,385	10,710	8,102	6,448	4,777	3,438

Liquidity and Capital Resources

Prior to our initial public offering, we funded our operations primarily from the issuance of common and preferred stock, and for the year ended December 31, 2011, from cash generated from operations. Through 2007, we raised approximately $81.0 million through various offerings of our convertible preferred stock and approximately $5.9 million from the sale of our common stock.

On July 25, 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share, and we sold and issued 274,999 shares of our Class A common stock at a price of $20.00 per share in a private placement. As a result of the offerings, we received net proceeds of approximately $76.3 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional offering-related expenses of $3.3 million, for total expenses of $8.9 million. The net offering proceeds have been invested into money market funds, certificates of deposit and U.S. treasury securities.

As of December 31, 2011 and 2010, we had cash and cash equivalents and short-term and long-term investments of $92.1 million and $13.8 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Short-term and long-term investments as of December 31, 2011 and 2010 consisted of U.S. government agency securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and short-term and long-term investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million, secured by substantially all our assets other than our intellectual property, to be used for general business purposes. The line of credit contains financial and non-financial covenants. As of December 31, 2011, we were in compliance with all covenants. The line of credit is available through March 2013. During March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which reduces the available line to $2.5 million. As of December 31, 2011, there were no other amounts outstanding under the line of credit.

The following table presents selected cash flow data for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash Flow Data:
Cash flows provided by (used in) operating activities	$14,826	$2,258	$(4,217)
Cash flows provided by (used in) investing activities	(58,383)	4,631	(14,494)
Cash flows provided by financing activities	79,205	950	100

Cash Flows Provided By (Used In) Operating Activities

Cash flows provided by operating activities of $14.8 million for the year ended December 31, 2011 was primarily driven by net income of $1.1 million, adjusted by depreciation and amortization expense of $7.2 million, the facility exit charge of $1.7 million, share-based compensation expense of $1.9 million and the change in deferred rent of approximately $1.2 million. Changes in operating assets and liabilities increased cash provided by operating activities for the year ended December 31, 2011 by $0.7 million.

For the year ended December 31, 2010, net cash provided by operating activities was $2.3 million. This was driven primarily by an increase in the deferred revenue balance of $2.5 million.

Cash Flows Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and maturity of short-term and long-term investments and the purchase of property and equipment and intangible assets.

For the year ended December 31, 2011, net cash used in investing activities was $58.4 million. This was the result of $43.0 million of net purchases of investments, $8.8 million of purchases for property and equipment and intangible assets, and a total of $6.5 million paid in connection with the acquisitions of the operating assets of Diverse Solutions, Inc. and Postlets LLC.

For the year ended December 31, 2010, net cash provided by investing activities was $4.6 million. This was the result of $10.2 million of net proceeds from investments partially offset by $5.5 million for the purchase of property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

Our financing activities have primarily resulted from the exercise of employee non-qualified stock options, as well as proceeds from our initial public offering and our concurrent private placement for the year ended December 31, 2011.

For the year ended December 31, 2011, net cash provided by financing activities was approximately $79.2 million, which was primarily the result of $70.8 million in proceeds from our initial public offering, net of offering costs, approximately $5.5 million in proceeds from our concurrent private placement, and $2.9 million in proceeds from the issuance of Class A common stock from the exercise of stock options.

The proceeds from the issuance of Class A common stock from the exercise of stock options for the year ended December 31, 2010 was $1.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2011:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$21,798	$1,800	$3,965	$3,663	$12,370
Purchase obligations	8,768	2,207	3,776	2,785	—

Total	$30,566	$4,007	$7,741	$6,448	$12,370

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, the allowance for doubtful accounts, website and software development costs, goodwill, recoverability of intangible assets with definite lives and other long-lived assets and share-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Our marketplace revenue consists of subscriptions sold to real estate agents under our Premier Agent program, and CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders. Subscription advertising revenue is recognized on a straight-line basis during the contractual period over which the advertising is delivered. Typical terms of our Premier Agent subscription contracts are six months. For Zillow Mortgage Marketplace, we recognize revenue when a user clicks on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote.

Display revenue primarily consists of graphical advertising sold on a CPM basis to advertisers. We recognize display revenue as impressions are delivered to users interacting with our websites or mobile applications.

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

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired.

We assess goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

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

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the awards’ vesting period. For restricted stock awards, we use the market value of the stock on the date of grant to determine the fair value and recognize compensation expense on a straight-line basis over the awards’ vesting period.

Determining the fair value of option awards at the grant date requires judgment. If any of the assumptions used in the Black-Scholes-Merton model changes significantly, share-based compensation for future option awards may differ materially compared with the awards granted previously. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates, of the options.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income to increase the prominence of other comprehensive income in the financial statements. An entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The guidance must be applied retrospectively. We have not early adopted this guidance; however, the adoption of this guidance is not expected to have a material effect on our financial condition and results of operations.

In September 2011, the FASB issued guidance on testing goodwill for impairment to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with earlier application permitted. We early adopted this guidance for our annual goodwill impairment test performed in our fourth quarter of 2011. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

Interest Rate Risk

We do not have any long-term borrowings as of December 31, 2011 or 2010.

Under our current investment policy, we invest our excess cash in money market funds, FDIC-insured certificates of deposits and U.S. Treasury securities. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is primarily short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow, Inc.

We have audited the accompanying balance sheets of Zillow, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zillow, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

March 2, 2012

ZILLOW, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$47,926	$12,278
Short-term investments	28,925	1,499
Accounts receivable, net of allowance for doubtful accounts of $683 and $501 at December 31, 2011 and 2010, respectively	5,638	3,984
Prepaid expenses and other current assets	3,214	410

Total current assets	85,703	18,171
Long-term investments	15,285	—
Property and equipment, net	7,227	4,929
Goodwill	3,676	—
Intangible assets, net	4,532	888
Other assets	245	25

Total assets	$116,668	$24,013

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,681	$750
Accrued expenses and other current liabilities	4,893	576
Accrued compensation and benefits	1,587	1,349
Deferred revenue	5,769	3,284
Deferred rent, current portion	60	271

Total current liabilities	13,990	6,230
Deferred rent, net of current portion	1,347	335
Other non-current liabilities	118	—
Commitments and contingencies (Note 13)
Shareholders’ equity:
Convertible preferred stock, $0.0001 par value; no shares and 70,000,000 shares authorized as of December 31, 2011 and 2010, respectively; no shares and 31,353,797 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	4
Preferred stock, $0.0001 par value; 30,000,000 and no shares authorized as of December 31, 2011 and 2010, respectively; no shares issued and outstanding as of December 31, 2011 and 2010	—	—
Class A common stock, $0.0001 par value; 600,000,000 and 200,000,000 shares authorized as of December 31, 2011 and 2010, respectively; 18,580,292 and 1,290,602 shares issued and outstanding as of December 31, 2011 and 2010, respectively	2	—
Class B common stock, $0.0001 par value; 15,000,000 and 35,000,000 shares authorized as of December 31, 2011 and 2010, respectively; 9,528,313 shares issued and outstanding as of December 31, 2011 and 2010	1	1
Class C nonvoting common stock, $0.0001 par value; no shares and 50,000,000 shares authorized as of December 31, 2011 and 2010, respectively; no shares and 2,305,980 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	178,817	96,152
Accumulated other comprehensive loss	(77,607)	(78,709)

Total shareholders’ equity	101,213	17,448

Total liabilities and shareholders’ equity	$116,668	$24,013

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$66,053	$30,467	$17,491
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	10,575	4,973	4,042
Sales and marketing	25,725	14,996	9,654
Technology and development	14,143	10,651	11,260
General and administrative (2)	14,613	6,684	5,501

Total costs and expenses	65,056	37,304	30,457

Income from operations	997	(6,837)	(12,966)
Other income	105	63	111

Net income (loss)	$1,102	$(6,774)	$(12,855)

Net income (loss) attributable to common shareholders	$—	$(6,674)	$(12,855)
Net income (loss) per share attributable to common shareholders—basic and diluted	$—	$(0.53)	$(1.02)
Weighted-average shares outstanding—basic	19,815	12,770	12,613
Weighted-average shares outstanding—diluted	22,305	12,770	12,613

(1) Amortization of website development costs and intangible assets included in technology and development is as follows:	$5,384	$4,184	$4,797
(2) General and administrative includes a facility exit charge as follows:	$1,737	$—	$—

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock						Class A		Class B		Class C		Additional Paid-In Capital		Total
	Series A		Series B		Series C		Common Stock		Common Stock		Common Stock			Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Deficit	Equity
Balance at December 31, 2008	17,931,034	$2	6,933,103	$1	6,489,660	$1	772,120	$—	9,528,313	$1	2,305,980	$—	$90,915	$(59,080)	$31,840
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	31,081	—	—	—	—	—	100	—	100
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,041	—	2,041
Net loss and total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,855)	(12,855)

Balance at December 31, 2009	17,931,034	2	6,933,103	1	6,489,660	1	803,201	—	9,528,313	1	2,305,980	—	93,056	(71,935)	21,126
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	487,401	—	—	—	—	—	950	—	950
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,146	—	2,146
Net loss and total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,774)	(6,774)

Balance at December 31, 2010	17,931,034	2	6,933,103	1	6,489,660	1	1,290,602	—	9,528,313	1	2,305,980	—	96,152	(78,709)	17,448
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	1,169,121	—	—	—	—	—	2,917	—	2,917
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,545	—	2,545
Class A common stock issued in connection with an acquisition	—	—	—	—	—	—	207,100	—	—	—	—	—	910	—	910
Conversion of convertible preferred stock to Class A common stock in connection with initial public offering	(17,931,034)	(2)	(6,933,103)	(1)	(6,489,660)	(1)	9,276,190	1	—	—	—	—	3	—	—
Conversion of Class C common stock to Class A common stock in connection with initial public offering	—	—	—	—	—	—	2,305,980	—	—	—	(2,305,980)	—	—	—	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs of $8,835	—	—	—	—	—	—	3,981,300	1	—	—	—	—	70,790	—	70,791
Issuance of Class A common stock in concurrent private placement in connection with initial public offering	—	—	—	—	—	—	274,999	—					5,500	—	5,500
Issuance of restricted shares of Class A common stock	—	—	—	—	—	—	75,000	—	—	—	—	—	—	—	—
Net loss and total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	1,102	1,102

Balance at December 31, 2011	—	$—	—	$—	—	$—	18,580,292	$2	9,528,313	$1	—	$—	$178,817	$(77,607)	$101,213

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$1,102	$(6,774)	$(12,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,190	5,262	6,407
Facility exit charge	1,737	—	—
Share-based compensation expense	1,945	1,715	1,651
Loss on disposal of property and equipment	157	161	44
Bad debt expense	594	240	10
Deferred rent	1,243	(266)	(246)
Amortization (accretion) of bond premium (discount)	181	(5)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(2,208)	(1,356)	(607)
Prepaid expenses and other assets	(2,882)	(69)	308
Accounts payable	916	327	59
Accrued expenses	2,460	546	385
Deferred revenue	2,391	2,477	642

Net cash provided by (used in) operating activities	14,826	2,258	(4,217)
Investing activities
Proceeds from investment maturities	4,750	17,578	13,050
Purchases of investments	(47,772)	(7,421)	(23,467)
Purchases of property and equipment	(7,686)	(4,896)	(3,622)
Purchases of intangible assets	(1,135)	(630)	(455)
Acquisitions, net of cash acquired	(6,540)	—	—

Net cash provided by (used in) investing activities	(58,383)	4,631	(14,494)
Financing activities
Proceeds from exercise of Class A common stock options	2,917	950	100
Proceeds from initial public offering, net of offering costs	70,788	—	—
Proceeds from concurrent private placement	5,500	—	—

Net cash provided by financing activities	79,205	950	100
Net increase (decrease) in cash and cash equivalents during period	35,648	7,839	(18,611)
Cash and cash equivalents at beginning of period	12,278	4,439	23,050

Cash and cash equivalents at end of period	$47,926	$12,278	$4,439

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$600	$431	$390
Class A common stock issued in connection with an acquisition	$910	$—	$—
Write-off of fully depreciated property and equipment in connection with a facility exit	$2,133	$—	$—

See accompanying notes to financial statements.

ZILLOW, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Zillow, Inc. (the “Company,” “we,” “us” and “our”) was incorporated as a Washington corporation effective December 13, 2004. We operate a real estate information marketplace dedicated to providing vital information about homes, real estate listings and mortgages and enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for revenue recognition, the allowance for doubtful accounts, website development costs, goodwill, recoverability of intangible assets with definite lives and other long-lived assets and for share-based compensation. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

Reverse Stock Split

On June 16, 2011, our board of directors and shareholders approved a 3.38-for-1 reverse stock split of our outstanding Class A common stock, Class B common stock and Class C common stock that was effected on June 17, 2011. The conversion prices at which shares of our convertible preferred stock were automatically converted were adjusted to reflect the reverse stock split. All references to Class A common stock, Class B common stock and Class C common stock in the financial statements and the notes thereto, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options to purchase shares of our Class A common stock have also been retroactively adjusted to reflect the reverse stock split.

Reclassifications and Prior Period Adjustments

Certain reclassifications have been made to conform data for prior periods to the current format.

The statements of cash flows for the years ended December 31, 2010 and 2009 have been revised to correct an immaterial error in the presentation of proceeds from investment maturities and purchases of investments. The proceeds from investment maturities and the purchases of investments for the years ended December 31, 2010 and 2009 were overstated by equal amounts of $1.0 million and $6.0 million, respectively, related to the inadvertent inclusion of purchases and maturities of cash equivalents in such amounts. However, the corrections had no impact on total net cash provided by (used in) investing activities or our balance sheets, statements of operations or statements of shareholders’ equity for those periods.

Additionally, the proceeds from short-term investment maturities and the purchases of short-term investments for the unaudited nine months ended September 30, 2011 were overstated by equal amounts of $70.5 million in the unaudited statement of cash flows included in our Form 10-Q for the quarterly period ended September 30, 2011, related to the inadvertent inclusion of purchases and maturities of cash equivalents in such amounts. The statement of cash flows for the nine months ended September 30, 2011 will be revised when we file our Form 10-Q for the quarterly period ending September 30, 2012. However, this correction will have no impact on total net cash provided by (used in) investing activities or our balance sheet or statement of operations for the nine months ended September 30, 2011.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. We place cash and cash equivalents and short-term and long-term investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of our investments.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at their net realizable value.

Cash and Cash Equivalents

Cash includes currency on hand as well as demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Our cash equivalents include only investments with original maturities of three months or less. We regularly maintain cash in excess of federally insured limits at financial institutions.

Investments

As of December 31, 2011, our investments consist of fixed income government agency securities. Securities with maturities greater than three months but less than one year are classified as short-term investments. Securities with maturities greater than one year are classified as long-term investments. Our government agency securities are classified as held-to-maturity and are recorded at amortized cost, as we do not intend to sell the investments, and it is not more likely than not that we will be required to sell these investments prior to maturity. The amortized cost of our government agency securities approximates their fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts. We consider accounts outstanding longer than the contractual terms past due. We review accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance when accounts are ultimately determined to be uncollectible. Bad debt expense is included in general and administrative expenses.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Computer equipment	3 years
Office equipment, furniture, and fixtures	5 to 7 years
Purchased software	3 years
Leasehold improvements	Shorter of expected useful life or lease term

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the differences between the proceeds received and the net book value of the disposed asset.

Website and Software Development Costs

The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in technology and development expense.

Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one year. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired.

We assess goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

Intangible Assets

We purchase and license data content from multiple data providers. This data content consists of U.S. county data about home details (e.g., the number of bedrooms, bathrooms, square footage) and other information relating to the purchase price of homes, both current and historical, as well as imagery, mapping and parcel data that is displayed on our websites. Our home details data not only provides information about a home and its related transactions which is displayed on our websites, but is also used in our proprietary valuation algorithms to produce Zestimates, Rent Zestimates and Zillow Home Value Indexes. License agreement terms vary by vendor. In some instances, we retain perpetual rights to this information after the contract ends; in other instances, the information and data are licensed only during the fixed term of the agreement. Additionally, certain data license agreements provide for uneven payment amounts throughout the life of the contract term.

We capitalize payments made to third parties for data licenses that we expect to provide future economic benefit through the recovery of the costs of these arrangements via the generation of our revenue and margins. For data license contracts that include uneven payment amounts, we capitalize the payments as they are made as an intangible asset and amortize the total contract value over the estimated useful life. For contracts in which we have perpetual rights to the data, the total contract value is amortized on a straight-line basis over the life of the contract plus two years, which is equivalent to the estimated useful life of the asset. For contracts in which we do not have access to the data beyond the contractual term, the total contract value is amortized on a straight line basis over the term of the contract. We evaluate data content contracts for potential capitalization at the inception of the arrangement as well as each time periodic payments to third parties are made.

The amortization period for the capitalized purchased content is based on our best estimate of the useful life of the asset, which ranges from five to 7.5 years. The determination of the useful life includes consideration of a variety of factors including, but not limited to, our assessment of the expected use of the asset and contractual provisions that may limit the useful life, as well as an assessment of when the data is expected to become obsolete based on our estimates of the diminishing value of the data over time. We evaluate the useful life of the capitalized purchased data content each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. If we determine the estimate of the asset’s useful life requires modification, the carrying amount of the asset is amortized prospectively over the revised useful life. The capitalized purchased data content is amortized on a straight-line basis as the pattern of delivery of the economic benefits of the data cannot reliably be determined because we do not have the ability to reliably predict future traffic to our websites and mobile applications.

Under certain other data agreements, the underlying data is obtained on a subscription basis with consistent monthly recurring payment terms over the contractual period. Upon the expiration of such arrangements, we no longer have the right to access the related data, and therefore, the costs incurred under such contracts are not capitalized and are expensed as payments are made. We would immediately lose rights to data under these arrangements if we were to cancel the subscription and/or cease making payments under the subscription arrangements.

We also have intangible assets for developed technology, customer relationships and trademarks which we recorded in connection with acquisitions. These intangible assets are amortized over the estimated useful life of the asset.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

We evaluate intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

Deferred Revenue

Deferred revenue consists of prepaid but unrecognized subscription revenue, advertising fees received or billed in advance of the delivery or completion of the services and for amounts received in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Deferred Rent

For our operating leases, we recognize rent expense on a straight-line basis over the terms of the leases and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Landlord-funded leasehold improvements, to the extent the improvements are not landlord property upon lease termination, are also recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the non-cancelable term of the related operating lease.

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We consider a signed agreement, a binding insertion order or other similar documentation reflecting the terms and conditions under which products or services will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

We generate revenue from the sale of advertising services to businesses and professionals primarily associated with the real estate and mortgage industries. These professionals include local real estate professionals, primarily on an individual subscription basis, and mortgage professionals and brand advertiser. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists primarily of subscriptions sold to real estate agents under our Premier Agent program, and cost per click, or CPC, advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders and financial institutions.

Subscription advertising revenue is recognized on a straight-line basis during the contractual period over which the advertising is delivered. Typical terms of our Premier Agent subscription contracts are six months.

In Zillow Mortgage Marketplace, we present mortgage lenders’ quotes to consumers who request rates for mortgage loans. We recognize revenue when a user clicks on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote.

Display Revenue. Display revenue primarily consists of graphical web and mobile advertising sold on a cost per thousand impressions, or CPM basis, to advertisers primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. We recognize display revenue as impressions are delivered to users interacting with our websites or mobile applications.

In 2009, one customer accounted for approximately 17% of our total revenue. There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2011 or 2010.

Cost of Revenue

Our cost of revenue consists of expenses related to operating our websites and mobile applications, including associated headcount expenses, such as salaries and benefits and share-based compensation and bonuses. Cost of revenue also includes credit card fees, ad serving costs paid to third parties, revenue sharing costs related to our commercial business relationships and facilities costs allocated on a headcount basis.

Research and Development

Research and development costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, expenses attributable to research and development for our business totaled $10.7 million, $7.8 million and $7.7 million, respectively. Research and development costs are recorded in technology and development expenses.

Other Income

Other income consists primarily of interest income earned on our cash and cash equivalents and investments.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for stock options. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. As we do not have an extensive public trading history for our Class A common shares, the expected volatility for our Class A common stock is estimated using the published historical volatilities of industry peers in the online publishing market representing the verticals in which we operate. We estimate the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla share options. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least annually and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock, we determine the fair value of the award based on the market value of our Class A common stock at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, expenses attributable to advertising totaled $4.0 million, $0.2 million and $0.1 million, respectively. Advertising costs are recorded in sales and marketing expenses.

Income Taxes

We use the asset and liability approach for accounting and reporting income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets are not expected to be realized.

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance on the presentation of comprehensive income to increase the prominence of other comprehensive income in the financial statements. An entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The guidance must be applied retrospectively. We have not early adopted this guidance; however, the adoption of this guidance is not expected to have a material effect on our financial condition and results of operations.

In September 2011, the FASB issued guidance on testing goodwill for impairment to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with earlier application permitted. We early adopted this guidance for our annual goodwill impairment test performed in our fourth quarter of 2011. The early adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

Note 3. Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents—Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.

Short-term and long-term investments—Our investments consist of fixed income U.S. government agency securities. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means. The balance of short-term investments and long-term investments is $28.9 million and $15.3 million, respectively, at December 31, 2011, and these investments are classified as Level 1 in the fair value hierarchy. The balance of short-term investments was $1.5 million at December 31, 2010, consisting entirely of U.S. Treasury securities which were classified as Level 1 in the fair value hierarchy. There were no long-term investments as of December 31, 2010.

The following tables present the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands), all of which are classified as Level 1 in the fair value hierarchy:

	December 31,
	2011	2010
Cash equivalents:
Money market funds	$24,201	$11,517
Certificates of deposit	20,000	—
Short-term investments:
Fixed income government agency securities	28,925	1,499
Long-term investments:
Fixed income government agency securities	15,285	—

Total	$88,411	$13,016

We did not have any Level 2 or Level 3 assets measured at fair value on a recurring basis as of December 31, 2011 or 2010. There were no liabilities measured at fair value on a recurring basis as of December 31, 2011 or 2010.

Note 4. Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2011	2010
Accounts receivable	$6,321	$4,485
Less: allowance for doubtful accounts	(683)	(501)

Accounts receivable, net	$5,638	$3,984

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Allowance for doubtful accounts:
Balance, beginning of period	$501	$261	$251
Additions charged to expense	594	377	314
Less: write-offs, net of recoveries and other adjustments	(412)	(137)	(304)

Balance, end of period	$683	$501	$261

Note 5. Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2011	2010
Computer equipment	$9,265	$8,072
Website development costs	23,410	18,921
Leasehold improvements	519	1,891
Software	1,367	1,153
Construction-in-progress	1,629	675
Office equipment, furniture and fixtures	1,051	511

Property and equipment	37,241	31,223
Less: accumulated amortization and depreciation	(30,014)	(26,294)

Property and equipment, net	$7,227	$4,929

We recorded amortization and depreciation expense related to property and equipment other than website development costs of $1.8 million, $1.1 million and $1.6 million, respectively, during the years ended December 31, 2011, 2010 and 2009.

We capitalized $5.5 million, $3.8 million and $3.6 million, respectively, in website development costs during the years ended December 31, 2011, 2010 and 2009. Amortization expense for website development costs included in technology and development expenses was $4.1 million, $3.6 million and $4.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6. Acquisitions

Diverse Solutions, Inc.

On October 31, 2011, Zillow, Diverse Solutions, Inc. (“Diverse Solutions”) and Justin LaJoie, the controlling shareholder of Diverse Solutions, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which Zillow acquired substantially all of the operating assets, including intellectual property rights and intangible assets, of Diverse Solutions, a company that helps real estate agents market their businesses and improve their personal websites. Diverse Solutions’ software services include providing listings content and property search functionality for the Web and mobile platforms. We offer the services as part of Zillow’s platform of services to help agents grow their businesses and enhance their online presence.

In consideration for the acquisition of the operating assets of Diverse Solutions under the terms of the Purchase Agreement, Zillow assumed certain operating liabilities, paid Diverse Solutions approximately $5.5 million in cash and issued to Diverse Solutions 75,000 restricted shares of Zillow’s Class A common stock.

The purchase price is approximately $5.5 million, reflecting the cash amount issued, as the fair value of the restricted shares relates to post-combination services and will be recorded as share-based compensation expense over the vesting period. Zillow’s acquisition of substantially all of the operating assets of Diverse Solutions has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of October 31, 2011. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the residual of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair value of the assets acquired and the liabilities assumed.

The following table summarizes the acquisition-date fair value of the assets and liabilities acquired in connection with the business combination (in thousands):

Identifiable assets	$94
Identifiable intangible assets	3,051
Goodwill	2,536
Liabilities assumed	(141)

Total net assets acquired	$5,540

Intangibles assets acquired consisted of the following (in thousands):

		Amortization Period (Years)
Developed technology	$2,005	5
Customer relationships	645	4
Trademarks	401	5

Total intangible assets acquired	$3,051

The preliminary estimated fair value of the intangible assets acquired was determined based on a third-party valuation. We used an income approach to measure the fair value of the developed technology, the customer relationships and the trademarks. The fair value of the developed technology and the trademarks was measured based on the relief-from-royalty method. The fair value of the customer relationships was based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under the fair value hierarchy.

Net tangible assets were valued at their respective carrying amounts, as we believe that these amounts approximate their current fair values.

The purchase price allocation is preliminary and subject to revision as more information becomes available but will not be revised beyond twelve months after the acquisition date.

Acquisition-related expenses of $0.3 million for the year ended December 31, 2011, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred, and are included in general and administrative expenses.

The results of operations related to acquisition have been included in our financial statements since the date of acquisition. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our financial statements.

Postlets LLC

On March 3, 2011, we acquired all of the operating assets of Postlets LLC (“Postlets”), a real estate agent and rental property manager marketing service company. We offer the Postlets service as part of our platform of free and paid services for real estate professionals as an additional tool for marketing their listings across the web.

The purchase price paid was $1.0 million in cash and 207,100 shares of Class A common stock. Acquisition-related expenses were expensed as incurred and were negligible.

Identifiable assets acquired in the business combination have been measured at fair value at the acquisition date. The following table summarizes the acquisition-date fair value of the assets acquired in connection with the business combination (in thousands):

Identifiable intangible assets	$770
Goodwill	1,140

Total assets acquired	$1,910

Intangibles assets acquired consisted of the following (in thousands):

		Amortization Period (Years)
Developed technology	$630	2
Customer relationships	80	3
Trademarks	60	5

Total intangible assets acquired	$770

We used a cost approach to measure the fair value of the developed technology and the customer relationships, and we used an income approach to measure the fair value of trademarks. The valuation of the developed technology was based on the estimated cost to recreate the technology. The fair value of the customer relationships was based on the estimated cost to reacquire the customers. The trademarks were valued based on the relief-from-royalty method. The fair value of the Class A common stock issued as consideration in the asset acquisition was derived based on third-party valuation of our Class A common stock. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under the fair value hierarchy.

The results of operations related to the asset acquisition have been included in our financial statements since the date of acquisition. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our financial statements.

Note 7. Goodwill

During the year ended December 31, 2011, we recorded goodwill of $3.7 million in conjunction with our acquisitions of the operating assets of Postlets and Diverse Solutions. All the goodwill recorded as of December 31, 2011 is deductible for tax purposes. There was no goodwill recorded as of December 31, 2010.

Note 8. Intangible Assets

The following table presents the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	December 31,
	2011	2010
Purchased content	$5,150	$4,184
Developed technology	2,635	—
Customer relationships	724	—
Trademarks	461	—
Less: accumulated amortization	(4,438)	(3,296)

Intangible assets, net	$4,532	$888

Amortization expense recorded for intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1.3 million, $0.6 million and $0.6 million, respectively, and these amounts are included in technology and development expenses. The remaining weighted-average amortization period as of December 31, 2011 and 2010, was approximately 3.9 years and 1.8 years, respectively.

Estimated future amortization expense for intangible assets, including $14.0 million of amortization related to future commitments, as of December 31, 2011 is as follows (in thousands):

2012	$4,347
2013	3,608
2014	3,530
2015	3,485
2016	3,192
All future years	328

Total	$18,490

Note 9. Income Taxes

We are subject to federal income taxes in the United States. For the years ended December 31, 2011, 2010 and 2009, we did not have taxable income and, therefore, no tax liability or expense has been recorded in the financial statements.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Tax expense at federal statutory rate	34.0%	(34.0%)	(34.0%)
Nondeductible expenses	10.0%	0.8%	1.3%
Stock-based compensation	37.1%	1.9%	0.0%
Research and development credits	(32.6%)	(1.7%)	(2.6%)
Valuation allowance	(48.5%)	33.0%	35.3%

Effective tax rate	0.0%	0.0%	0.0%

Deferred federal income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$19,437	$21,361
Share-based compensation	1,858	2,524
Goodwill	763	—
Intangibles	523	276
Depreciation and amortization	201	114
Start-up and organizational costs	597	663
Research and development credits	1,225	866
Accruals and reserves	840	194
Other	893	408

Total deferred tax assets	26,337	26,406
Deferred tax liability:
Website and software development costs	(1,357)	(891)

Net deferred tax assets before valuation allowance	24,980	25,515
Less: valuation allowance	(24,980)	(25,515)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2011 and 2010 because there is a significant degree of uncertainty around our ability to realize the deferred tax assets in the future. The valuation allowance decreased by $0.5 million and increased by $2.2 million during the years ended December 31, 2011 and 2010, respectively.

We have accumulated tax losses of approximately $68.6 million and $64.0 million as of December 31, 2011 and 2010, respectively, which are available to reduce future taxable income. Approximately $10.2 million of our net operating loss carryforwards relate to tax deductible share-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to share-based compensation, the resulting tax benefits will be recorded to shareholders’ equity, rather than to the statement of operations. Additionally, we have research and development credit carryforwards of $1.2 million and $0.9 million as of December 31, 2011 and 2010, respectively, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. The use of these net operating loss carryforwards and research and development tax credits may be limited should an ownership change occur in future years under Internal Revenue Code Section 382.

We are currently not under audit in any tax jurisdiction. Tax years from 2008 through 2010 are currently open for audit by federal and state taxing authorities, while 2005 through 2007 are subject to adjustment to the extent the net operating loss from those years are utilized on a future year’s tax return.

At December 31, 2011, the total amount of unrecognized tax benefits of $1.2 million is recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Changes for unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

Balance at January 1, 2008	$587
Gross increases—current-period tax positions	166

Balance at December 31, 2009	$753

Gross increases—current-period tax positions	113

Balance at December 31, 2010	$866

Gross increases—current-period tax positions	359

Balance at December 31, 2011	$1,225

Note 10. Shareholders’ Equity

IPO of Class A Common Stock and Concurrent Private Placement

On July 25, 2011, we closed our initial public offering (“IPO”) of 3,981,300 shares of Class A common stock at an offering price of $20.00 per share, including 519,300 Class A common shares pursuant to the underwriters’ option to purchase additional shares, and also closed the sale of 274,999 shares of our Class A common stock in a private placement at a price of $20.00 per share, resulting in proceeds to us of $76.3 million after deducting underwriting discounts and commissions of $5.6 million and additional offering-related expenses of $3.3 million, for total net expenses of $8.9 million.

Convertible Preferred Stock

Upon the effectiveness of the our registration statement on July 19, 2011, all of the outstanding shares of convertible preferred stock automatically converted into 9,276,190 shares of Class A common stock.

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

Upon the effectiveness of the registration statement on July 19, 2011, all of the outstanding shares of our Class C common stock automatically converted into 2,305,980 shares of Class A common stock.

The following shares of Class A common stock have been reserved for future issuance as of the dates presented:

	December 31, 2011	December 31, 2010
Class A common stock options outstanding	5,361,256	5,010,310
Class A common stock options available for grant	979,024	1,021,571
Shares issuable upon conversion of outstanding convertible preferred stock	—	9,276,190
Shares issuable upon conversion of outstanding Class B common stock	9,528,313	9,528,313
Shares issuable upon conversion of outstanding Class C common stock	—	2,305,980

Total	15,868,593	27,142,364

Note 11. Share-Based Awards

Upon execution of the underwriting agreement related to our IPO on July 19, 2011, the 2011 Incentive Plan (the “2011 Plan”) became effective. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options or nonqualified stock options, to employees, officers, directors, consultants, agents, advisors and independent contractors. Following effectiveness of the 2011 Plan, all equity awards will be granted under the 2011 Plan rather than the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), which was the preexisting plan. On August 5, 2011, we filed a registration statement on Form S-8 under the Securities Act to register 6,816,135 shares of our Class A common stock for issuance under our 2005 Plan and 2011 Plan.

All stock options granted under the 2005 Plan and the 2011 Plan were nonqualified stock options. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months or 12 months following their termination of employment, depending on the reason for the termination. Options granted to date under the 2011 Plan have been granted with seven-year terms and vest 25% after 12 months and ratably thereafter over the next 36 months.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2011:

	Options Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,021,571	5,010,310	4.03	4.48	$3,843,806
Authorized increase in plan shares	1,477,514	—	—
Granted	(1,688,636)	1,688,636	10.25
Exercised	—	(1,169,115)	2.50
Forfeited or cancelled	168,575	(168,575)	7.05

Outstanding at December 31, 2011	979,024	5,361,256	6.23	4.51	89,749,207
Vested and exercisable at December 31, 2011		2,599,853	4.84	3.15	45,876,489

As of December 31, 2011, there was a total of $7.1 million in unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.77 years. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $11.3 million, $0.9 million and $32 thousand respectively.

The fair values of stock options granted during the years ended December 31, 2011, 2010 and 2009 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	49%	50%	55%
Expected dividend yields	—	—	—
Average risk-free interest rate	0.79 – 1.87%	1.23 – 2.16%	1.70 – 2.19%
Weighted-average expected life	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$4.66	$1.52	$1.62

The fair value of shares vested at December 31, 2011, 2010 and 2009 was $1.0 million, $1.3 million and $0.8 million, respectively.

The following table summarizes information about options outstanding and vested stock options as of December 31, 2011:

	Options Outstanding			Options Vested and Exercisable
Exercise Price or Range	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.66 – $3.245	665,677	3.94	$2.64	362,245	$2.14
$3.380	159,894	1.07	3.38	159,894	3.38
$3.515	754,446	4.12	3.52	499,168	3.52
$3.583	814,301	5.19	3.58	340,917	3.58
$3.853	71,672	4.81	3.85	31,348	3.85
$3.887	1,073,347	6.16	3.89	—	—
$3.988 – $6.523	844,987	3.25	6.20	645,687	6.19
$7.267 – $8.957	579,799	2.90	7.40	559,970	7.40
$24.80 – $29.69	199,455	6.85	27.26	624	26.63
$30.850	197,678	6.71	30.85	—	—

Total	5,361,256	4.51	6.23	2,599,853	4.84

Restricted Stock

In consideration for the acquisition of substantially all of the operating assets of Diverse Solutions under the terms of the Purchase Agreement, Zillow issued to Diverse Solutions 75,000 restricted shares of Zillow’s Class A common stock effective on October 31, 2011. The grant date fair value of the restricted shares is approximately $2.2 million. One-third of the restricted shares will vest and no longer be subject to forfeiture on the first anniversary of the vesting commencement date, which is October 31, 2011, subject to Justin LaJoie’s (the controlling shareholder of Diverse Solutions) continued employment or service to Zillow until such date. The remaining shares will vest ratably over the twenty-four months following such first anniversary, subject to Justin LaJoie’s continued employment or service to Zillow. In the event of Justin LaJoie’s termination of service by Zillow without cause or by Justin LaJoie for good reason, any unvested shares on the date of such termination will become vested and no longer subject to forfeiture.

The fair value of the restricted shares relates to post-combination services and will be recorded as share-based compensation expense over the vesting period. As of December 31, 2011, there was $2.1 million of total unrecognized compensation cost related to the restricted shares.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation expense recognized in our statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$189	$210	$183
Sales and marketing	388	445	408
Technology and development	546	389	394
General and administrative	822	671	666

	$1,945	$1,715	$1,651

For the year ended December 31, 2011, the table above includes approximately $0.1 million of share-based compensation expense related to the restricted shares, which was recorded in technology and development expense.

Note 12. Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period. In the calculation of basic net income (loss) per share attributable to common shareholders, undistributed earnings are allocated assuming all earnings during the period were distributed. Net income is first allocated to the Series A, B and C convertible preferred shareholders, as the convertible preferred stock is a participating security and the preferred shareholders have contractual preferential rights to distributions. For the year ended December 31, 2011, all income was first allocated to the Series A, B and C convertible preferred shareholders, and as a result, there is no income attributable to common shareholders. For the years ended December 31, 2010 and 2009, no losses were allocated to Series A, B and C convertible preferred shareholders, as these shareholders did not have contractual obligations to share in or fund the losses of the Company. Thus, for the years ended December 31, 2010 and 2009, the net loss is allocated entirely to the Class A common stock, Class B common stock and Class C common stock.

Diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options using the treasury stock method, and for the years ended December 31, 2010 and 2009 include Class A common stock issuable upon the automatic conversion of our Series A, B and C convertible preferred stock on July 19, 2011.

For the year ended December 31, 2011, 2,490,581 Class A common stock equivalents underlying stock options were included in the computation of diluted net income per share attributable to common shareholders because they had a dilutive impact. For the year ended December 31, 2011, 75,000 shares of Class A common stock underlying nonvested Restricted Shares were excluded in the computation of diluted net income per share as their effect would have been antidilutive.

For the years ended December 31, 2010 and 2009, 5,010,310 and 4,394,807, respectively, shares underlying stock options and 9,276,190 shares of Class A common stock issued upon the automatic conversion of our convertible preferred stock on July 19, 2011 have been excluded from the calculations of diluted net income (loss) per share attributable to common shareholders because their effect would have been antidilutive.

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of the preferred stock have been satisfied. We have not presented net loss per share under the two-class method for our Class A common stock, Class B common stock and Class C common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 13. Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. We moved into our current headquarters in Seattle, Washington in August 2011 under an operating lease for which we will be obligated to make escalating monthly lease payments beginning in December 2012 and continuing through November 2022. We lease additional office space in San Francisco, California, Irvine, California, Chicago, Illinois and New York, New York.

The operating lease for our headquarters prior to August 2011 expires in February 2013. As a result of vacating the office space, we recorded a facility exit charge for $1.7 million related to costs that will continue to be incurred under the operating lease for the remaining term. The $1.7 million facility exit charge is included in general and administrative expenses in the statement of operations for the year ended December 31, 2011. As of December 31, 2011, there was $1.4 million of accrued facility exit costs included in accrued expenses and other current liabilities and $0.1 million included in other non-current liabilities.

A summary of activity for the year ended December 31, 2011 related to the facility exit charge accrual is as follows (in thousands):

Balance, beginning of the period	$—
Charges and adjustments	2,236
Less: cash payments	(695)

Balance, end of period	$1,541

For the year ended December 31, 2011, the charges and adjustments related to the facility exit charge accrual of $2.2 million include the impact of the $1.7 million facility exit charge, as well as approximately $0.6 million in adjustments for the effects of deferred items recognized under the lease and estimated sublease income.

Future minimum payments for all operating leases as of December 31, 2011 are as follows (in thousands):

2012	$1,800
2013	2,120
2014	1,845
2015	1,799
2016	1,864
All future years	12,370

Total future minimum lease payments	$21,798

Rent expense for the years ended December 31, 2011, 2010 and 2009, was $2.1 million, $1.2 million and $1.3 million, respectively.

Purchase Commitments

As of December 31, 2011, we had non-cancelable purchase commitments for content related to our websites totaling $8.8 million. The amount due for this content is as follows (in thousands):

2012	$2,207
2013	1,888
2014	1,888
2015	1,888
2016	897

Total future purchase commitments	$8,768

Line of Credit and Letters of Credit

In March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million, secured by substantially all our assets other than our intellectual property, to be used for general business purposes. The line of credit contains financial and non-financial covenants. As of December 31, 2011, we were in compliance with all covenants. The line of credit is available through March 2013. In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which reduces the available line to $2.5 million. As of December 31, 2011 there were no other amounts outstanding under the line of credit.

We have four outstanding letters of credit totaling $0.6 million as of December 31, 2011, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. We had three outstanding letters of credit totaling $0.6 million and $0.7 million at December 31, 2010 and 2009, respectively. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent Office granted our petition for re-examination of the three patents-in-suit, and in an initial office action rejected all claims. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. We were granted a stay against the patent infringement complaint. We have not recorded an accrual related to this complaint as of December 31, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint.

In April 2010, First American CoreLogic (“CoreLogic”) filed a complaint against us, for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint sought, among other things, a judgment that we may have infringed certain patents held by CoreLogic, an injunctive order against the alleged infringing activities and an award for damages. In December 2011, CoreLogic and Zillow entered into a settlement agreement under which each of the parties granted the other a full release from, and covenanted not to sue the other party based on, any claim relating to this litigation or conduct in the settlement negotiations prior to the effective date of the agreement. CoreLogic further covenanted not to sue us based on any claim relating to assertions of infringement of the CoreLogic patent at issue in the litigation. The parties also entered into a master license agreement with a contractual term of five years under which we license data content from CoreLogic that will be displayed on our website, including property data from various U.S. counties. A portion of the total consideration has been recorded in general and administrative expense during the year ended December 31, 2011 for the estimated fair value of the settlement component of the arrangement. A portion of the total consideration has been allocated to the data license under the terms of the master license agreement with CoreLogic. As the master license agreement includes uneven payment amounts over the term of five years, we will capitalize the payments as they are made as an intangible asset and amortize the total contract value over the estimated useful life, as we expect that the purchased content will provide future economic benefit through the recovery of the costs of the arrangements via the generation of our revenue and margins.

In September 2010, LendingTree, LLC filed a complaint against us, for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have not recorded an accrual related to this complaint as of December 31, 2011 or December 31, 2010 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In November 2011, CIVIX-DDI, LLC (“CIVIX”) granted us a full release and discharge from any and all claims for infringement of two patents owned by CIVIX, both covering “System and Methods for Remotely Accessing a Selected Group of Items of Interest From a Database”, and a fully paid-up, perpetual, irrevocable, non-exclusive, world-wide, royalty free, personal right and license under all patents and patent applications owned or controlled by CIVIX as of the effective date, for total consideration of $850,000. The full release and license was provided outside the context of litigation. A portion of the total consideration has been recorded in general and administrative expense during the year ended December 31, 2011 for the estimated fair value of the settlement component of the arrangement. The remaining consideration has been recorded as a prepaid royalty to be amortized and recorded in cost of revenue through the expiration of the related patent in January 2015.

In addition to the matters discussed above, from time to time, we are involved in litigation and claims that arise in the ordinary course of business. Although we cannot be certain of the outcome of any litigation and claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary.

Note 14. Segment Information and Revenue

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

The chief executive officer reviews information about revenue categories for purposes of allocating resources and evaluating financial performance. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Marketplace revenue	$42,190	$13,228	$3,912
Display revenue	23,863	17,239	13,579

Total	$66,053	$30,467	$17,491

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2011 fiscal year.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and persons performing similar functions. The Code of Ethics is posted on our website at http://investors.zillow.com/Governance.cfm. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2011 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2011 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2011 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2011 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

We have filed the financial statements listed in the Index to Financial Statements as a part of this Annual Report.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is presented in the financial statements or the notes thereto.

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this Annual Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZILLOW, INC.

Date: March 2, 2012	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 2, 2012.

Signature	Title

/s/ SPENCER M. RASCOFF Spencer M. Rascoff	Chief Executive Officer (Principal Executive Officer) and Director

/s/ CHAD M. COHEN Chad M. Cohen	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ RICHARD BARTON Richard Barton	Executive Chairman and Director

/s/ LLOYD D. FRINK Lloyd D. Frink	Vice Chairman, President and Director

/s/ ERIK BLACHFORD Erik Blachford	Director

/s/ J. WILLIAM GURLEY J. William Gurley	Director

/s/ JAY C. HOAG Jay C. Hoag	Director

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director

/s/ GORDON STEPHENSON Gordon Stephenson	Director

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated July 20, 2011 (Filed as Exhibit 3.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, dated July 25, 2011 (Filed as Exhibit 3.2 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

4.1	Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

4.2	Second Amended and Restated Investors’ Rights Agreement, dated September 7, 2007 (Filed as Exhibit 4.2 to Zillow, Inc.’s to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

4.3	Common Stock Purchase Agreement among Zillow, Inc., TCV V, L.P., TCV Member Fund, L.P., and PAR Investment Partners, L.P. dated June 16, 2011 (Filed as Exhibit 4.3 to Zillow, Inc.’s Current Report on Form 8-K (SEC File No. 001-35237) filed on July 29, 2011, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement between Zillow, Inc. and each of its directors and executive officers (Filed as Exhibit 10.1 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.2*	Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.2 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.3*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.4*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.6	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.7†	Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc. dated July 2, 2010 (Filed as Exhibit 10.11 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.8	Loan and Security Agreement by and between Silicon Valley Bank and Zillow, Inc. dated March 4, 2011 (Filed as Exhibit 10.12 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.9*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the officers of Zillow, Inc. (Filed as Exhibit 10.13 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.10*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.11*	Executive Employment Agreement by and between Chad M. Cohen and Zillow, Inc. (Filed as Exhibit 10.15 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.12*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.13*	Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.17 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.
+	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.