Form 10-Q
period 2011-03-31
ZILLOW INC
filed 2012-05-04
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 20,163,871 shares of Class A common stock and 8,657,126 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2012

i

As used in this Quarterly Report on Form 10-Q, the terms “the Company,” “we,” “us” and “our” refer to Zillow, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our websites and mobile applications; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$54,300	$47,926
Short-term investments	28,780	28,925
Accounts receivable, net of allowance for doubtful accounts of $702 and $683 at March 31, 2012 and December 31, 2011, respectively	6,140	5,638
Prepaid expenses and other current assets	2,151	3,214

Total current assets	91,371	85,703
Long-term investments	15,230	15,285
Property and equipment, net	8,484	7,227
Goodwill	3,676	3,676
Intangible assets, net	4,289	4,532
Other assets	223	245

Total assets	$123,273	$116,668

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,268	$1,681
Accrued expenses and other current liabilities	4,173	4,893
Accrued compensation and benefits	1,838	1,587
Deferred revenue	6,533	5,769
Deferred rent, current portion	62	60

Total current liabilities	13,874	13,990
Deferred rent, net of current portion	1,756	1,347
Other non-current liabilities	—	118
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of March 31, 2012 and December 31, 2011; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 20,025,528 and 18,580,292 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2	2
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 8,703,126 and 9,528,313 shares issued and outstanding as of March 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	183,523	178,817
Accumulated deficit	(75,883)	(77,607)

Total shareholders’ equity	107,643	101,213

Total liabilities and shareholders’ equity	$123,273	$116,668

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$22,833	$11,260
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	3,350	1,817
Sales and marketing	8,315	5,484
Technology and development	5,030	2,996
General and administrative	4,445	1,828

Total costs and expenses	21,140	12,125

Income (loss) from operations	1,693	(865)
Other income	31	39

Net income (loss) attributable to common shareholders	$1,724	$(826)

Net income (loss) per share attributable to common shareholders — basic	$0.06	$(0.06)
Net income (loss) per share attributable to common shareholders — diluted	$0.06	$(0.06)
Weighted-average shares outstanding — basic	28,348	13,347
Weighted-average shares outstanding — diluted	30,994	13,347

(1) Amortization of website development costs and intangible assets included in technology and development is as follows:	$2,004	$1,223

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Monds Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$1,724	$(826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,336	1,526
Share-based compensation expense	1,418	390
Loss on disposal of property and equipment	63	20
Bad debt expense	99	21
Deferred rent	411	(35)
Amortization (accretion) of bond premium (discount)	199	(2)
Changes in operating assets and liabilities:
Accounts receivable	(601)	234
Prepaid expenses and other assets	1,085	(1,259)
Accounts payable	(413)	517
Accrued expenses	(587)	1,420
Deferred revenue	764	1,478

Net cash provided by operating activities	6,498	3,484

Investing activities
Proceeds from maturities of investments	—	500
Purchases of investments	—	(3,498)
Purchases of property and equipment	(2,525)	(1,236)
Purchases of intangible assets	(504)	(130)
Acquisition, net of cash acquired	—	(1,000)

Net cash used in investing activities	(3,029)	(5,364)

Financing activities
Proceeds from exercise of Class A common stock options	2,905	657

Net cash provided by financing activities	2,905	657
Net increase (decrease) in cash and cash equivalents during period	6,374	(1,223)
Cash and cash equivalents at beginning of period	47,926	12,278

Cash and cash equivalents at end of period	$54,300	$11,055

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$383	$101
Class A common stock issued in connection with an acquisition	$—	$910
Deferred offering costs not yet paid	$—	$976

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 2, 2012. The condensed balance sheet as of December 31, 2011, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2012, our results of operations for the three months ended March 31, 2012 and 2011, and our cash flows for the three months ended March 31, 2012 and 2011. The results of the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period or for any other future year.

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

Recently Issued Accounting Standards

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between GAAP and International Financial Reporting Standards (“IFRS”). The guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance on the presentation of comprehensive income to increase the prominence of other comprehensive income in the financial statements. An entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted, and must be applied retrospectively. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows as we do not have any items of other comprehensive income in any period presented and therefore we are not required to report other comprehensive income or comprehensive income.

In September 2011, the FASB issued guidance on testing goodwill for impairment to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, with earlier application permitted. We early adopted this guidance for our annual goodwill impairment test performed in our fourth quarter of 2011. The early adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

Note 3.	Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

•

Level 3 — Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.

Short-term and long-term investments — Our investments consist of fixed income U.S. government agency securities. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means, and therefore is classified as Level 1 in the fair value hierarchy. Our government agency securities are classified as held-to-maturity and are recorded at amortized cost, as we do not intend to sell the investments, and it is not more likely than not that we will be required to sell these investments prior to maturity. The amortized cost of our government agency securities approximates their fair value.

The following table presents the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands), all of which are classified as Level 1 in the fair value hierarchy:

	March 31, 2012	December 31, 2011
Cash equivalents:
Money market funds	$31,274	$24,201
Certificates of deposit	20,000	20,000
Short-term investments:
Fixed income government agency securities	28,780	28,925
Long-term investments:
Fixed income government agency securities	15,230	15,285

Total	$95,284	$88,411

We did not have any Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2012 or December 31, 2011.

Note 4.	Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$6,842	$6,321
Less: allowance for doubtful accounts	(702)	(683)

Accounts receivable, net	$6,140	$5,638

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment	$9,628	$9,265
Website development costs	25,948	23,410
Leasehold improvements	585	519
Software	1,400	1,367
Construction-in-progress	1,303	1,629
Office equipment, furniture and fixtures	1,218	1,051

Property and equipment	40,082	37,241
Less: accumulated amortization and depreciation	(31,598)	(30,014)

Property and equipment, net	$8,484	$7,227

We recorded amortization and depreciation expense related to property and equipment other than website development costs of $0.3 million and $0.3 million, respectively, during the three months ended March 31, 2012 and 2011.

We capitalized $2.3 million and $1.1 million, respectively, in website development costs during the three months ended March 31, 2012 and 2011. Amortization expense for website development costs included in technology and development expenses was $1.3 million and $1.0 million, respectively, during the three months ended March 31, 2012 and 2011.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.	Intangible Assets

The following table presents the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2012	December 31, 2011
Purchased content	$5,654	$5,150
Developed technology	2,635	2,635
Customer relationships	724	724
Trademarks	461	461

Intangible assets	9,474	8,970
Less: accumulated amortization	(5,185)	(4,438)

Intangible assets, net	$4,289	$4,532

Amortization expense recorded for intangible assets for the three months ended March 31, 2012 and 2011 was $0.7 million and $0.3 million, respectively. These amounts are included in technology and development expenses.

Note 7.	Income Taxes

We are subject to federal income taxes in the United States. During the three months ended March 31, 2012 and 2011, we did not have taxable income, and we are not projecting taxable income for the year ending December 31, 2012, and, therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated tax losses of approximately $68.6 million as of December 31, 2011, which are available to reduce future taxable income.

Note 8.	Shareholders’ Equity

Common Stock

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

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, shall be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three months ended March 31, 2012, 825,187 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Note 9.	Share-Based Awards

Upon execution of the underwriting agreement related to our initial public offering of our Class A common stock (“IPO”) on July 19, 2011, our 2011 Incentive Plan (the “2011 Plan”) became effective. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee of the board of directors may grant equity awards, including incentive stock options or nonqualified stock options, to employees, officers, directors, consultants, agents, advisors and independent contractors. After the effective date of the 2011 Plan, all equity awards have been, and will be, granted under the 2011 Plan rather than the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), which was the preexisting plan. On August 5, 2011, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), to register 6,816,135 shares of our Class A common stock for issuance under our 2005 Plan and 2011 Plan.

Stock Options

All stock options outstanding under the 2005 Plan and the 2011 Plan are nonqualified stock options. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months or 12 months following their termination of employment, depending on the reason for the termination. Options granted to date under the 2011 Plan have been granted with seven-year terms. Options granted under the 2011 Plan typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the grant date.

The following table summarizes stock option activity for the year ended December 31, 2011 and the three months ended March 31, 2012:

	Options Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,021,571	5,010,310	4.03	4.48	$3,843,806
Authorized increase in plan shares	1,477,514	—	—
Granted	(1,688,636)	1,688,636	10.25
Exercised	—	(1,169,115)	2.50
Forfeited or cancelled	168,575	(168,575)	7.05

Outstanding at December 31, 2011	979,024	5,361,256	6.23	4.51	$89,749,207
Granted	(830,744)	830,744	30.42
Exercised	—	(620,049)	4.69
Forfeited or cancelled	24,448	(24,448)	19.69

Outstanding at March 31, 2012	172,728	5,547,503	9.96	4.83	142,173,170
Vested and exercisable at March 31, 2012		2,439,629	5.24	3.49	74,037,507

The fair value of options granted, excluding Nonemployee Director Awards, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2012	2011
Expected volatility	51%	52%
Expected dividend yields	—	—
Risk-free interest rate	0.76%	1.87%
Weighted-average expected life	4.58 years	4.58 years
Weighted-average fair value of options granted	$12.91	$2.13

During the three months ended March 31, 2012, stock options for 45,005 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $11.52 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, and expected volatility of 51%, a risk-free interest rate of 0.43%, and a weighted-average expected life of 3.5 years. During the three months ended March 31, 2012, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0.5 million, and is included in general and administrative expenses.

Restricted Stock

In consideration for the acquisition of substantially all of the operating assets of Diverse Solutions, Inc. (“Diverse Solutions”) under the terms of the asset purchase agreement, Zillow issued to Diverse Solutions 75,000 restricted shares of Zillow’s Class A common stock effective on October 31, 2011. The grant date fair value of the restricted shares is approximately $2.2 million. One-third of the restricted shares will vest and no longer be subject to forfeiture on the first anniversary of the vesting commencement date, which is October 31, 2012, subject to Justin LaJoie’s (the controlling shareholder of Diverse Solutions) continued employment or service to Zillow until such date. The remaining shares will vest ratably over the twenty-four months following such first anniversary, subject to Mr. LaJoie’s continued employment or service to Zillow. In the event of Mr. LaJoie’s termination of service by Zillow without cause or by Mr. LaJoie for good reason, any unvested shares on the date of such termination will become vested and no longer subject to forfeiture.

The fair value of the restricted shares relates to post-combination services and will be recorded as share-based compensation expense over the vesting period. As of March 31, 2012, there was $1.9 million of total unrecognized compensation cost related to the restricted shares.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation expense recognized in our statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$85	$41
Sales and marketing	190	107
Technology and development	310	86
General and administrative	833	156

Total	$1,418	$390

For the three months ended March 31, 2012, the table above includes approximately $0.2 million of share-based compensation expense related to the restricted shares, which was recorded in technology and development expense.

Note 10.	Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period. For the three months ended March 31, 2011, no losses were allocated to Series A, B and C convertible preferred shareholders, as these shareholders did not have contractual obligations to share in or fund the losses of the Company. Thus, for the three months ended March 31, 2011, the net loss is allocated entirely to the Class A common stock, Class B common stock and Class C common stock.

Diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options using the treasury stock method, and for the three months ended March 31, 2011, include Class A common stock issued upon the automatic conversion of our Series A, B and C convertible preferred stock on July 19, 2011.

For the three months ended March 31, 2012, 2,579,693 Class A common stock equivalents underlying stock options were included in the computation of diluted net income per share attributable to common shareholders because they had a dilutive impact. For the three months ended March 31, 2012, 66,653 shares of Class A common stock underlying nonvested restricted shares were included in the computation of diluted net income per share attributable to common shareholders as they had a dilutive impact.

For the three months ended March 31, 2011, 5,477,032 shares underlying stock options and 9,276,190 shares of Class A common stock issued upon the automatic conversion of our convertible preferred stock on July 19, 2011 have been excluded from the calculations of diluted net loss per share attributable to common shareholders because their effect would have been antidilutive.

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

The operating lease for our headquarters prior to August 2011 expires in February 2013. As a result of vacating the office space, during the year ended December 31, 2011 we recorded a facility exit charge for $1.7 million related to costs that will continue to be incurred under the operating lease for the remaining term. As of March 31, 2012, there was $1.3 million of accrued facility exit costs included in accrued expenses and other current liabilities.

A summary of activity for the three months ended March 31, 2012 related to the facility exit charge accrual is as follows (in thousands):

Balance, beginning of the period	$1,541
Charges and adjustments	139
Less: cash payments	(393)

Balance, end of period	$1,287

Future minimum payments for all operating leases as of March 31, 2012 are as follows (in thousands):

2012	$1,383
2013	2,120
2014	1,845
2015	1,799
2016	1,864
All future years	12,370

Total future minimum lease payments	$21,381

Rent expense for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.4 million, respectively.

Purchase Commitments

As of March 31, 2012, we had non-cancelable purchase commitments for content related to our websites totaling $8.5 million. The amount due for this content is as follows (in thousands):

2012	$1,983
2013	1,888
2014	1,888
2015	1,888
2016	897
All future years	—

Total future purchase commitments	$8,544

Line of Credit and Letters of Credit

In March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million, secured by substantially all our assets other than our intellectual property, to be used for general business purposes. The line of credit contains financial and non-financial covenants. As of March 31, 2012, we were in compliance with all covenants. The line of credit is available through March 2013. In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which reduces the available line to $2.5 million. As of March 31, 2012 there were no other amounts outstanding under the line of credit.

We have four outstanding letters of credit totaling $0.6 million as of March 31, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

There have been no material developments in legal proceedings during the quarter ended March 31, 2012. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2011.

From time to time, we are involved in litigation and claims that arise in the ordinary course of business. Although we cannot be certain of the outcome of any litigation and claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our financial position, results of operations or cash flow. This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The chief executive officer reviews information about revenue categories for purposes of allocating resources and evaluating financial performance. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Marketplace revenue	$16,593	$6,881
Display revenue	6,240	4,379

Total	$22,833	$11,260

Note 13.	Subsequent Events

In April 2012, we signed a lease agreement with an initial term of ten years for new corporate office space in Irvine, California. The following table is a schedule of future minimum lease payments for the new corporate office space in Irvine (in thousands):

2012	$40
2013	320
2014	414
2015	540
2016	557
All future years	3,009

Total future minimum lease payments	$4,880

In April 2012, we entered into an agreement for a non-cancelable purchase commitment for content related to our website. The amount due for this content is as follows (in thousands):

2012	$458
2013	1,100
2014	1,142
2015	1,242
2016	1,342
All future years	816

Total future purchase commitments	$6,100

In April 2012, we amended our loan and security agreement with a financial institution to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio, measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5.0 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The line of credit is available through April 2016.

In May 2012, Zillow, RentJuice Corporation, a Delaware corporation (“RentJuice”), Renegade Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Zillow (“Merger Sub”), and Shareholder Representative Services LLC, acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of RentJuice by Zillow. Under the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into RentJuice, with RentJuice remaining as the surviving company and a wholly owned subsidiary of Zillow (the “Merger”). The total Merger consideration payable to RentJuice equity holders is approximately $40 million in cash, less certain transaction expenses and other costs. All vested options to purchase shares of RentJuice’s common stock will be cancelled and, in settlement of such cancellation, the holders of such options will receive cash payments representing a portion of the Merger consideration. A portion of the Merger consideration will be attributed to the substitution of unvested stock options of RentJuice outstanding as of the closing for stock options to purchase shares of our Class A common stock at an exchange ratio implied by the Merger consideration. The Merger is expected to close in the second quarter of 2012. Pursuant to the terms of the Merger Agreement, we have agreed to adopt a retention bonus plan after the closing pursuant to which restricted stock units for 280,978 shares of our Class A common stock will be granted to employees of RentJuice who accept employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the Merger. Twenty-five percent of each restricted stock unit award will vest on the one-year anniversary of the closing of the Merger and the remainder will vest in substantially equal installments each three-month period thereafter for the next three years, subject to the recipient's continued full-time employment or service to Zillow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those items listed in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our living database of more than 100 million U.S. homes — homes for sale, homes for rent and homes not currently on the market — attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 30 million homes and added more than 83 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it through our websites and through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

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

During the three months ended March 31, 2012, we generated revenue of $22.8 million, as compared to $11.3 million in the three months ended March 31, 2011, an increase of 103%. The increase in revenue is primarily attributable to the increase in our marketplace revenue, which increased $9.7 million, or 141%, to $16.6 million during the three months ended March 31, 2012 from $6.9 million during the three months ended March 31, 2011, as a result of growth in our Premier Agent program. There was a 74% increase in our Premier Agent Subscribers to 18,616 as of March 31, 2012 from 10,710 as of March 31, 2011. We also experienced significant growth in traffic to our websites and mobile applications. There were approximately 31.8 million average monthly unique users of our websites and mobile applications for the three months ended March 31, 2012 compared to 17.3 million average monthly unique users for the three months ended March 31, 2011, representing year-over-year growth of 84%.

As of March 31, 2012, we had 377 full-time employees, compared to 329 full-time employees as of December 31, 2011.

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

	Average Monthly Unique Users for the Three Months Ended March 31,		2012 to 2011 % Change
	2012	2011
	(in thousands)
Unique Users	31,797	17,306	84%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a monthly fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At March 31,		2012 to 2011 % Change
	2012	2011
Premier Agent Subscribers	18,616	10,710	74%

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

Income Taxes

We are subject to U.S. federal income taxes. As of March 31, 2012 and December 31, 2011, we did not have taxable income, and we are not projecting taxable income for the year ending December 31, 2012 and, therefore, no tax liability or expense has been recorded in the financial statements. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2012 and December 31, 2011, because there is significant uncertainty around our ability to realize the deferred tax assets in the future. We have accumulated tax losses of approximately $68.6 million as of December 31, 2011, which are available to reduce current future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$22,833	$11,260
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	3,350	1,817
Sales and marketing (1)	8,315	5,484
Technology and development (1)	5,030	2,996
General and administrative (1)	4,445	1,828

Total costs and expenses	21,140	12,125

Income (loss) from operations	1,693	(865)
Other income	31	39

Net income (loss) attributable to common shareholders	$1,724	$(826)

Net income (loss) per share attributable to common shareholders — basic	$0.06	$(0.06)
Net income (loss) per share attributable to common shareholders — diluted	$0.06	$(0.06)
Weighted-average shares outstanding — basic	28,348	13,347
Weighted-average shares outstanding — diluted	30,994	13,347
Other Financial Data:
Adjusted EBITDA (3)	$5,447	$1,051

	Three Months Ended March 31,
	2012	2011
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$85	$41
Sales and marketing	190	107
Technology and development	310	86
General and administrative	833	156

Total	$1,418	$390

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$2,004	$1,223

(3)    See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	15	16
Sales and marketing	36	49
Technology and development	22	27
General and administrative	19	16

Total costs and expenses	92	108

Income (loss) from operations	8	(8)
Other income	0	0

Net income (loss)	8%	(7%)

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented.

	Three Months Ended March 31,
	2012	2011
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$1,724	$(826)
Other income	(31)	(39)
Depreciation and amortization expense	2,336	1,526
Share-based compensation expense	1,418	390

Adjusted EBITDA	$5,447	$1,051

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

	Three Months Ended March 31,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Revenue:
Marketplace revenue	$16,593	$6,881	141%
Display revenue	6,240	4,379	42%

Total	$22,833	$11,260	103%

	Three Months Ended March 31,
	2012	2011
Percentage of Revenue:
Marketplace revenue	73%	61%
Display revenue	27%	39%

Total	100%	100%

Overall revenue grew by $11.6 million, or 103%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Marketplace revenue grew by 141%, and display revenue grew by 42%.

Marketplace revenue was $16.6 million for the three months ended March 31, 2012 compared to $6.9 million for the three months ended March 31, 2011, an increase of $9.7 million. Marketplace revenue represented 73% of total revenue for the three months ended March 31, 2012 compared to 61% of total revenue for the three months ended March 31, 2011. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 18,616 as of March 31, 2012 from 10,710 as of March 31, 2011, an increase of 74%, as well as an increase in the average subscription price for new Premier Agents and for existing Premier Agents who renewed their subscriptions for additional six-month terms. We believe the increase in Premier Agent subscribers and the increase in the average price in our Premier Agent program was driven by our further development of our marketplace program with the support of our sales team and the overall growth in the number of unique users of our websites and mobile applications.

Display revenue was $6.2 million for the three months ended March 31, 2012 compared to $4.4 million for the three months ended March 31, 2011, an increase of $1.9 million. Display revenue represented 27% of total revenue for the three months ended March 31, 2012 compared to 39% of total revenue for the three months ended March 31, 2011. The increase in display revenue was primarily the result of an increase in unique users to our websites and mobile applications which increased to 31.8 million average monthly unique users for the three months ended March 31, 2012 from 17.3 million average monthly unique users for the three months ended March 31, 2011, an increase of 84%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. This resulted in increased advertising spend by larger businesses and industry-endemic advertisers such as real estate brokers, builders and lending institutions.

Cost of Revenue

	Three Months Ended March 31,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Cost of revenue	$3,350	$1,817	84%

Cost of revenue was $3.4 million for the three months ended March 31, 2012 compared to $1.8 million for the three months ended March 31, 2012, an increase of $1.5 million, or 84%. The increase in cost of revenue was primarily attributable to revenue sharing costs related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as a $0.3 million increase in headcount related expenses, including share-based compensation, driven by growth in headcount, and a $0.2 million increase in credit card and ad serving fees. We expect our cost of revenue to increase in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended March 31,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Sales and marketing	$8,315	$5,484	52%

Sales and marketing expenses were $8.3 million for the three months ended March 31, 2012 compared to $5.5 million for the three months ended March 31, 2011, an increase of $2.8 million, or 52%. The increase was primarily a result of growth in headcount related expenses, including share-based compensation, of $1.3 million driven by increases in the size of our sales team to promote our marketplace business, as well as a $1.3 million increase in marketing and advertising expenses, including tradeshows and related travel costs. The remaining increase of $0.2 million was primarily the result of additional consulting costs. We expect our sales and marketing expenses to increase in future years as we continue to invest more resources in growing our sales team and in marketing and advertising. Although these expenses may increase as a percentage of revenue in the near term, we expect these expenses will decrease as a percentage of revenue in the long term.

Technology and Development

	Three Months Ended March 31,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Technology and development	$5,030	$2,996	68%

Technology and development expenses, which include research and development costs, were $5.0 million for the three months ended March 31, 2012 compared to $3.0 million for the three months ended March 31, 2011, an increase of $2.0 million, or 68%. Approximately $1.0 million of the increase was related to growth in headcount related expenses, including share-based compensation, and approximately $0.8 million of the increase was the result of amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The remaining increase of $0.2 million was primarily the result of additional consulting costs.

Amortization expense included in technology and development for capitalized website development costs was $1.3 million and $1.0 million, respectively, for the three months ended March 31, 2012 and 2011. Amortization expense included in technology and development for purchased data content intangible assets was $0.5 million and $0.3 million, respectively, for the three months ended March 31, 2012 and 2011. Other data content expense was $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2012 and 2011. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $0.2 million and $29 thousand, respectively, for the three months ended March 31, 2012 and 2011. While we expect our technology and development expenses to increase over time as we continue to build new website and mobile functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

	Three Months Ended March 31,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
General and administrative	$4,445	$1,828	143%

General and administrative expenses were $4.4 million for the three months ended March 31, 2012 compared to $1.8 million for the three months ended March 31, 2011, an increase of $2.6 million, or 143%. The increase in general and administrative expenses was a result of an increase of $1.3 million in headcount related expenses, including share-based compensation, driven primarily by growth in headcount, a $0.5 million increase in building related expenses including rent, utilities and insurance at our new corporate headquarters in Seattle, and a $0.6 million fluctuation in state and local taxes which was primarily the result of a $0.3 million tax credit received in 2011 relating to a refund of certain state and local taxes from 2006 to 2009, which caused there to be less state and local tax expense during the three months ended March 31, 2011. The remaining $0.2 million increase was the result of various other miscellaneous expenses. Although these expenses may increase as a percentage of revenue in the near term, we expect these expenses will decrease as a percentage of revenue in the long term.

Liquidity and Capital Resources

Prior to our initial public offering during July 2011, we funded our operations primarily from the issuance of common and preferred stock. Through 2007, we raised approximately $81.0 million through various offerings of our convertible preferred stock and approximately $5.9 million from the sale of our common stock.

On July 25, 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share, and we sold and issued 274,999 shares of our Class A common stock at a price of $20.00 per share in a concurrent private placement. As a result of the offerings, we received net proceeds of approximately $76.3 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional offering-related expenses of $3.3 million, for total expenses of $8.9 million. The net offering proceeds have been invested into money market funds, certificates of deposit and U.S. treasury securities.

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents and short-term and long-term investments of $98.3 million and $92.1 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Short-term and long-term investments as of March 31, 2012 and December 31, 2011 consisted of U.S. government agency securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and short-term and long-term investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million, secured by substantially all our assets other than our intellectual property, to be used for general business purposes. The line of credit contains financial and non-financial covenants. As of March 31, 2012, we were in compliance with all covenants. The line of credit is available through March 2013. During March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our new Seattle offices and reserved this amount against the line of credit, which reduces the available line to $2.5 million. As of March 31, 2012, there were no other amounts outstanding under the line of credit.

In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with greater flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio, measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5.0 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The line of credit is available through April 2016.

In May 2012, Zillow, RentJuice Corporation, a Delaware corporation (“RentJuice”), Renegade Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Zillow (“Merger Sub”), and Shareholder Representative Services LLC, acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of RentJuice by Zillow. Under the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into RentJuice, with RentJuice remaining as the surviving company and a wholly owned subsidiary of Zillow (the “Merger”). The total Merger consideration payable to RentJuice equity holders is approximately $40 million in cash, less certain transaction expenses and other costs. All vested options to purchase shares of RentJuice’s common stock will be cancelled and, in settlement of such cancellation, the holders of such options will receive cash payments representing a portion of the Merger consideration. A portion of the Merger consideration will be attributed to the substitution of unvested stock options of RentJuice outstanding as of the closing for stock options to purchase shares of our Class A common stock at an exchange ratio implied by the Merger consideration. The Merger is expected to close in the second quarter of 2012. Pursuant to the terms of the Merger Agreement, we have agreed to adopt a retention bonus plan after the closing pursuant to which restricted stock units for 280,978 shares of our Class A common stock will be granted to employees of RentJuice who accept employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the Merger. Twenty-five percent of each restricted stock unit award will vest on the one-year anniversary of the closing of the Merger and the remainder will vest in substantially equal installments each three-month period thereafter for the next three years, subject to the recipient's continued full-time employment or service to Zillow.

The following table presents selected cash flow data for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$6,498	$3,484
Cash flows used in investing activities	(3,029)	(5,364)
Cash flows provided by financing activities	2,905	657

Cash Flows Provided By Operating Activities

For the three months ended March 31, 2012, net cash provided by operating activities was $6.5 million. This was driven by net income of $1.7 million, adjusted by depreciation and amortization expense and share-based compensation expense of $2.3 million and $1.4 million, respectively, and an increase in the balance of deferred rent of $0.4 million. Changes in operating assets and liabilities increased cash provided by operating activities by $0.2 million.

For the three months ended March 31, 2011, net cash provided by operating activities was $3.5 million. This was driven by a net loss of $0.8 million, adjusted by depreciation and amortization expense and share-based compensation expense of $1.5 million and $0.4 million, respectively. Changes in operating assets and liabilities increased cash provided by operating activities by $2.4 million.

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and maturity of investments and the purchase of property and equipment and intangible assets.

For the three months ended March 31, 2012, we used $3.0 million of net cash in investing activities, which was a result of $3.0 million for the purchase of property and equipment and intangible assets.

For the three months ended March 31, 2011, we used $5.4 million of net cash in investing activities. This was the result of $3.0 million of net purchases of investments, $1.4 million for the purchase of property and equipment and intangible assets and $1.0 million paid in connection with our March 2011 acquisition of the operating assets of Postlets LLC.

Cash Flows Provided By Financing Activities

For the three months ended March 31, 2012 and 2011, our financing activities have resulted entirely from the exercise of employee non-qualified stock options. The proceeds from the issuance of Class A common stock from the exercise of stock options for the three months ended March 31, 2012 and 2011 was $2.9 million and $0.7 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2012:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$21,381	$2,087	$3,709	$3,696	$11,889
Purchase obligations	8,544	2,455	3,776	2,313	—

Total	$29,925	$4,542	$7,485	$6,009	$11,889

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

We do not have any long-term borrowings as of March 31, 2012 or December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in legal proceedings during the quarter ended March 31, 2012. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2011.

From time to time, we are involved in litigation and claims that arise in the ordinary course of business and although we cannot be certain of the outcome of any such litigation or claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our business, financial position, results of operations or cash flow. This forward-looking statement is based on management’s current understanding of the relevant law and facts; and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2012.

On July 25, 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The aggregate gross proceeds for all shares sold by us in the IPO were $79,626,000. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173570), which was declared effective by the SEC on July 19, 2011, and a prospectus filed pursuant to Rule 424(b) of the Securities Act. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amendment No. 1 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated August 30, 2011.

10.2*	Amendment No. 2 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated February 7, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Zillow, Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2012	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer