Form 10-Q
period 2012-06-30
ZILLOW INC
filed 2012-08-09
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 21,007,929 shares of Class A common stock and 8,295,026 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2012

i

As used in this Quarterly Report on Form 10-Q, the terms “Zillow,” “the Company,” “we,” “us” and “our” refer to Zillow, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II, Item 1A (Risk Factors), contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand in a cost-effective manner; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our websites and mobile applications; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,792	$47,926
Short-term investments	43,810	28,925
Accounts receivable, net of allowance for doubtful accounts of $763 and $683 at June 30, 2012 and December 31, 2011, respectively	7,775	5,638
Prepaid expenses and other current assets	1,617	3,214

Total current assets	78,994	85,703
Long-term investments	—	15,285
Property and equipment, net	10,665	7,227
Goodwill	35,432	3,676
Intangible assets, net	9,655	4,532
Other assets	407	245

Total assets	$135,153	$116,668

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,472	$1,681
Accrued expenses and other current liabilities	5,209	4,893
Accrued compensation and benefits	2,676	1,587
Deferred revenue	8,699	5,769
Deferred rent, current portion	64	60

Total current liabilities	20,120	13,990
Deferred rent, net of current portion	2,247	1,347
Other non-current liabilities	—	118
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of June 30, 2012 and December 31, 2011; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 20,859,428 and 18,580,292 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2	2

Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 8,341,026 and 9,528,313 shares issued and outstanding as of June 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	187,334	178,817
Accumulated deficit	(74,551)	(77,607)

Total shareholders’ equity	112,786	101,213

Total liabilities and shareholders’ equity	$135,153	$116,668

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$27,765	$15,845	$50,598	$27,105
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	3,264	2,713	6,614	4,529
Sales and marketing	12,153	5,630	20,468	11,115
Technology and development	5,818	3,304	10,848	6,299
General and administrative	5,232	2,627	9,677	4,455

Total costs and expenses	26,467	14,274	47,607	26,398

Income from operations	1,298	1,571	2,991	707
Other income	34	5	65	43

Net income	$1,332	$1,576	$3,056	$750

Net income attributable to common shareholders	$1,332	$—	$3,056	$—
Net income per share attributable to common shareholders — basic	$0.05	$—	$0.11	$—
Net income per share attributable to common shareholders — diluted	$0.04	$—	$0.10	$—
Weighted-average shares outstanding — basic	28,946	13,940	28,647	13,645
Weighted-average shares outstanding — diluted	31,320	24,106	31,163	23,604
(1) Amortization of website development costs and intangible assets included in technology and development is as follows:	$2,374	$1,234	$4,378	$2,457

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$3,056	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,085	3,394
Share-based compensation expense	2,643	803
Loss on disposal of property and equipment	69	46
Bad debt expense	280	177
Deferred rent	900	84
Amortization (accretion) of bond premium (discount)	398	(3)
Changes in operating assets and liabilities:
Accounts receivable	(2,397)	(1,501)
Prepaid expenses and other assets	1,464	(1,526)
Accounts payable	1,570	1,774
Accrued expenses	1,076	1,975
Deferred revenue	2,920	2,363

Net cash provided by operating activities	17,064	8,336

Investing activities
Proceeds from maturities of investments	—	5,250
Purchases of investments	—	(3,748)
Purchases of property and equipment	(5,898)	(3,235)
Purchases of intangible assets	(1,688)	(875)
Acquisitions, net of cash acquired of $2,029 in 2012 and $0 in 2011	(36,405)	(1,000)

Net cash used in investing activities	(43,991)	(3,608)

Financing activities
Proceeds from exercise of Class A common stock options	4,793	1,009
Payments for deferred offering costs	—	(1,854)

Net cash provided by (used) in financing activities	4,793	(845)
Net increase (decrease) in cash and cash equivalents during period	(22,134)	3,883
Cash and cash equivalents at beginning of period	47,926	12,278

Cash and cash equivalents at end of period	$25,792	$16,161

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$1,081	$222
Deferred offering costs not yet paid	$—	$1,194
Class A common stock issued in connection with an acquisition	$—	$910

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

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2012, our results of operations for the three and six month periods ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011. The results of the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period or for any other future year.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit, with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.

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

The following table presents the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands), all of which are classified as Level 1 in the fair value hierarchy:

	June 30, 2012	December 31, 2011
Cash equivalents:
Money market funds	$22,740	$24,201
Certificates of deposit	—	20,000
Short-term investments:
Fixed income government agency securities	43,810	28,925
Long-term investments:
Fixed income government agency securities	—	15,285

Total	$66,550	$88,411

We did not have any Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 or December 31, 2011.

Note 4.	Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$8,538	$6,321
Less: allowance for doubtful accounts	(763)	(683)

Accounts receivable, net	$7,775	$5,638

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment	$10,146	$9,265
Website development costs	27,958	23,410
Leasehold improvements	638	519
Software	1,498	1,367
Construction-in-progress	2,345	1,629
Office equipment, furniture and fixtures	1,608	1,051

Property and equipment	44,193	37,241
Less: accumulated amortization and depreciation	(33,528)	(30,014)

Property and equipment, net	$10,665	$7,227

We recorded amortization and depreciation expense related to property and equipment other than website development costs of $0.4 million and $0.6 million, respectively, during the three months ended June 30, 2012 and 2011, and $0.7 million and $0.9 million, respectively, during the six months ended June 30, 2012 and 2011.

We capitalized $3.1 million and $1.4 million, respectively, in website development costs during the three months ended June 30, 2012 and 2011, and $5.3 million and $2.5 million, respectively, during the six months ended June 30, 2012 and 2011. Amortization expense for website development costs included in technology and development expenses was $1.6 million and $0.9 million, respectively, during the three months ended June 30, 2012 and 2011, and $2.8 million and $1.9 million, respectively, during the six months ended June 30, 2012 and 2011.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.	Acquisition

RentJuice Corporation

On May 31, 2012, Zillow, through its wholly owned subsidiary, Renegade Acquisition, Inc., a Delaware corporation (“Merger Sub”), consummated its acquisition of RentJuice Corporation, a Delaware corporation (“RentJuice”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zillow, RentJuice, Merger Sub and Shareholder Representative Services LLC, acting as the stockholder representative, dated May 2, 2012. Under the terms and subject to the conditions of the Merger Agreement, Merger Sub merged with and into RentJuice with RentJuice remaining as the surviving company and a wholly owned subsidiary of Zillow (the “Merger”). On August 7, 2012, RentJuice was merged with and into Zillow, with Zillow remaining as the surviving entity. RentJuice provides rental relationship management software for landlords, property managers and rental brokers.

All vested options to purchase shares of RentJuice’s common stock were cancelled and, in exchange for such cancellation, the holders of such options received cash payments representing a portion of the Merger consideration as described in the Merger Agreement. In addition, Zillow substituted unvested stock options of RentJuice outstanding as of the Merger closing and held by individuals who accepted employment or service with Zillow for stock options to purchase shares of Zillow’s Class A common stock at an exchange ratio implied by the Merger consideration as described in the Merger Agreement. In connection with the closing, approximately $4.0 million of the purchase price otherwise payable to RentJuice stockholders and holders of vested stock options has been deposited in a third-party escrow account to secure certain indemnification obligations of those equity holders.

Pursuant to the terms of the Merger Agreement, Zillow established a retention bonus plan pursuant to which restricted stock units for 280,961 shares of Zillow’s Class A common stock were granted on July 26, 2012, to employees of RentJuice who accepted employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the Merger. Twenty-five percent of each restricted stock unit award will vest on May 31, 2013, and the remainder will vest in substantially equal installments each three-month period thereafter for three years, subject to the recipient’s continued full-time employment or service to Zillow. In the event of termination of service by Zillow of the founders of RentJuice without cause, resignation by the founders of RentJuice for good reason or upon death or disability, any unvested units will become vested units, and the founders of RentJuice will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit.

Zillow’s acquisition of RentJuice has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of May 31, 2012. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The purchase price is $38.4 million reflecting the cash amount paid for the outstanding stock of RentJuice, the payment by Zillow of certain transaction costs and expenses incurred by RentJuice, and the cash payments for the cancellation of all vested options to purchase shares of RentJuice’s common stock, as summarized in the following table (in thousands):

Cash paid for the outstanding stock of RentJuice	$37,269
Cash payments for the cancellation of vested options to purchase shares of RentJuice’s common stock	486
Certain transaction expenses and other costs incurred by RentJuice	679

Total purchase price	$38,434

The fair value of the RentJuice unvested stock options substituted and the restricted stock units issued in connection with the retention bonus plan relates to post-combination services and will be recorded as share-based compensation expense over the related vesting periods.

Intangible assets acquired consisted of the following (in thousands):

		Estimated Amortization Period (in years)
Developed technology	$4,000	7
Customer relationships	500	3
Trademarks	500	5

Total intangible assets acquired	$5,000

The estimated fair value of the intangible assets acquired was determined based on a third-party valuation. We used an income approach to measure the fair value of the developed technology based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used a cost approach to measure the fair value of the customer relationships based on the estimated cost to reacquire the customers. We used an income approach to measure the fair value of the trademarks based on the relief-from-royalty method. These fair value measurements were based on Level 3 measurements under the fair value hierarchy.

Net tangible assets were valued at their respective carrying amounts, as we believe that these amounts approximate their current fair values.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon a valuation, the total purchase price was allocated as follows (in thousands):

Cash	$2,029
Other identifiable tangible assets	97

Total tangible assets	2,126

Accounts payable	(116)
Accrued expenses and other current liabilities	(139)
Accrued compensation and benefits	(178)
Other identifiable liabilities	(15)

Total liabilities	(448)

Net acquired tangible assets	1,678

Identifiable intangible assets	5,000
Goodwill	31,756

Total purchase price allocation	$38,434

We also acquired net deferred tax assets of $0.4 million for RentJuice, and we have established a full valuation allowance against the acquired net deferred tax assets.

Acquisition-related expenses incurred, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. Acquisition-related expenses of $0.7 million for the three and six months ended June 30, 2012 are included in general and administrative expenses.

The results of operations related to the acquisition of RentJuice have been included in our financial statements since the date of acquisition of May 31, 2012. However, disclosure of the amounts of revenue and earnings of the acquiree since the acquisition date is impracticable because discrete financial information is not available as we have one operating segment.

The following pro forma condensed combined financial information gives effect to the acquisition of RentJuice as if it were consummated on January 1, 2011 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. The pro forma condensed combined financial information is presented for informational purposes only. The pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2011 and should not be taken as representative of future results of operations of the combined company.

The following table presents the pro forma condensed combined financial information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$27,900	$15,912	$50,872	$27,252
Net income (loss) attributable to common shareholders	$327	$(150)	$118	$(2,433)
Net income (loss) per share attributable to common shareholders — basic	$0.01	$(0.01)	$—	$(0.18)
Net income (loss) per share attributable to common shareholders — diluted	$0.01	$(0.01)	$—	$(0.18)

Note 7.	Goodwill

The following table presents the change in goodwill from December 31, 2011 through June 30, 2012 (in thousands):

Balance as of December 31, 2011	$3,676
Goodwill recorded in connection with the acquisition of RentJuice	31,756

Balance as of June 30, 2012	$35,432

None of the goodwill recorded in connection with the acquisition of RentJuice is deductible for tax purposes. All of the goodwill recorded as of December 31, 2011 is deductible for tax purposes.

Note 8.	Intangible Assets

The following table presents the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2012	December 31, 2011
Purchased content	$6,659	$5,150
Developed technology	6,635	2,635
Customer relationships	1,224	724
Trademarks	961	461

Intangible assets	15,479	8,970
Less: accumulated amortization	(5,824)	(4,438)

Intangible assets, net	$9,655	$4,532

Amortization expense recorded for intangible assets for the three months ended June 30, 2012 and 2011 was $0.8 million and $0.3 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2012 and 2011 was $1.6 million and $0.6 million, respectively. These amounts are included in technology and development expenses.

The following table presents the detail of estimated amortization expense in future periods for intangible assets subject to amortization (in thousands):

Remainder of 2012	$2,219
2013	5,758
2014	5,679
2015	5,538
2016	5,175
All future years	3,971

Total future estimated amortization expense	$28,340

Note 9.	Income Taxes

We are subject to federal and state income taxes in the United States. During the six months ended June 30, 2012 and 2011, we did not have taxable income and, therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated tax losses of approximately $68.6 million as of December 31, 2011, which are available to reduce future taxable income.

At June 30, 2012, we established a valuation allowance of $0.4 million related to the net deferred tax assets of RentJuice, which we acquired on May 31, 2012.

Note 10.	Shareholders’ Equity

Common Stock

Upon the effectiveness of our registration statement on Form S-1 (File No. 333-173570) on July 19, 2011, all of the outstanding shares of convertible preferred stock and all of the outstanding shares of Class C common stock automatically converted into 9,276,190 and 2,305,980 shares of Class A common stock, respectively. Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, shall be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and six months ended June 30, 2012, 362,100 and 1,187,287 shares, respectively, of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Note 11.	Share-Based Awards

On July 19, 2011, our 2011 Incentive Plan (the “2011 Plan”) became effective and was subsequently amended and restated effective as of June 1, 2012, to, among other things, increase the total number of authorized shares and include material terms of performance goals for performance-based awards. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee of the board of directors may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock or restricted stock units, to employees, officers, directors, consultants, agents, advisors and independent contractors. After the effective date of the 2011 Plan, all equity awards have been granted under the 2011 Plan. On June 13, 2012, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), to register an additional 53,231 shares of Class A common stock available for future issuance upon exercise of outstanding options substituted by us for options originally granted by RentJuice, an additional 1,000,000 shares of Class A common stock pursuant to a share increase under the 2011 Plan approved by our shareholders on June 1, 2012, and an additional 10,500,000 shares of Class A common pursuant to the automatic annual share increase under the 2011 Plan that first becomes effective January 1, 2013.

Stock Options

All stock options outstanding at June 30, 2012 are nonqualified stock options. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an award is ten years from the date of grant. Any portion of an award that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested awards after 3 months or 12 months following their termination of employment, depending on the reason for the termination. Awards granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for awards granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the grant date.

The following table summarizes stock option activity for the year ended December 31, 2011 and the six months ended June 30, 2012:

	Options Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,021,571	5,010,310	$4.03	4.48	$3,843,806
Authorized increase in plan shares	1,477,514	—	—
Granted	(1,688,636)	1,688,636	10.25
Exercised	—	(1,169,115)	2.50
Forfeited or cancelled	168,575	(168,575)	7.05

Outstanding at December 31, 2011	979,024	5,361,256	6.23	4.51	89,749,207
Authorized increase in plan shares	1,053,231	—	—
Granted	(1,064,525)	1,064,525	29.87
Exercised	—	(1,091,849)	4.39
Forfeited or cancelled	42,416	(42,416)	20.76

Outstanding at June 30, 2012	1,010,146	5,291,516	11.25	4.90	144,959,321
Vested and exercisable at June 30, 2012		2,240,644	5.73	3.64	73,722,141

The fair value of options granted, excluding Nonemployee Director Awards, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	52%	52%	52%	52%
Expected dividend yields	—	—	—	—
Risk-free interest rate	0.59%-0.71%	1.46%-1.73%	0.59%-0.91%	1.46%-2.00%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$19.65	$3.28	$14.45	$2.29

In March 2012, stock options for 45,005 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $11.52 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, and expected volatility of 51%, a risk-free interest rate of 0.43%, and a weighted-average expected life of 3.5 years. During the three and six months ended June 30, 2012, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0 and $0.5 million, respectively, and is included in general and administrative expenses.

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

The fair value of the restricted shares relates to post-combination services and will be recorded as share-based compensation expense over the vesting period. As of June 30, 2012, there was $1.7 million of total unrecognized compensation cost related to the restricted shares.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$92	$46	$177	$87
Sales and marketing	289	67	479	174
Technology and development	498	90	808	176
General and administrative	346	210	1,179	366

Total	$1,225	$413	$2,643	$803

Note 12.	Net Income Per Share Attributable to Common Shareholders

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period. In the calculation of basic net income per share attributable to common shareholders, undistributed earnings are allocated assuming all earnings during the period were distributed. Net income is first allocated to the Series A, B and C convertible preferred shareholders, as the convertible preferred stock is a participating security and the preferred shareholders have contractual preferential rights to distributions. For the three and six months ended June 30, 2011, all income was allocated to Series A, B and C convertible preferred shareholders, and as a result, there is no income attributable to common shareholders.

Diluted net income per share attributable to common shareholders is computed by dividing net income by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options and Class A common stock underlying nonvested restricted stock using the treasury stock method, and for the three and six months ended June 30, 2011, include Class A common stock issued upon the automatic conversion of our Series A, Series B and Series C convertible preferred stock on July 19, 2011.

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income per share attributable to common shareholders because they had a dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Series A, Series B and Series C convertible preferred stock	—	9,276	—	9,276
Class A common stock issuable upon exercise of stock options	2,324	890	2,459	682
Class A common stock underlying nonvested restricted stock	50	—	57	—

Total Class A common stock equivalents	2,374	10,166	2,516	9,958

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of the preferred stock have been satisfied. We have not presented net income per share attributable to common shareholders under the two-class method for our Class A common stock, Class B common stock and Class C common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 13.	Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. We moved into our current headquarters in Seattle, Washington in August 2011 under an operating lease for which we will be obligated to make escalating monthly lease payments beginning in December 2012 and continuing through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington which increases the rentable area of the premises by 21,575 square feet. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we will be obligated to make escalating monthly lease payments beginning in the third quarter of 2012 and continuing over a period of ten years. We lease additional office space in San Francisco, California, Irvine, California, Chicago, Illinois and New York, New York.

The operating lease for our headquarters in Seattle, Washington, prior to August 2011 expires in February 2013. As a result of vacating the office space, during the year ended December 31, 2011 we recorded a facility exit charge for $1.7 million related to costs that will continue to be incurred under the operating lease for the remaining term. As of June 30, 2012, there was $0.9 million of accrued facility exit costs included in accrued expenses and other current liabilities. A summary of activity for the six months ended June 30, 2012 related to the facility exit charge accrual is as follows (in thousands):

Balance, beginning of the period	$1,541
Charges and adjustments	88
Less: cash payments	(735)

Balance, end of period	$894

Future minimum payments for all operating leases as of June 30, 2012 are as follows (in thousands):

Remainder of 2012	$1,073
2013	3,219
2014	3,058
2015	3,161
2016	3,265
All future years	21,056

Total future minimum lease payments	$34,832

Rent expense for the three months ended June 30, 2012 and 2011 was $0.6 million and $0.5 million, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was $1.1 million and $0.9 million, respectively.

Purchase Commitments

As of June 30, 2012, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $13.6 million. The amounts due for this content as of June 30, 2012 are as follows (in thousands):

Remainder of 2012	$1,402
2013	2,988
2014	3,030
2015	3,130
2016	2,238
All future years	817

Total future purchase commitments	$13,605

Line of Credit and Letters of Credit

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of June 30, 2012, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle, Washington corporate headquarters. We also have four outstanding letters of credit totaling $0.6 million as of June 30, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

There have been no material developments in legal proceedings during the six months ended June 30, 2012. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2011.

From time to time, we are involved in litigation and claims that arise in the ordinary course of business. Although we cannot be certain of the outcome of any litigation and claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our financial position, results of operations or cash flow. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The chief executive officer reviews information about revenue categories for purposes of allocating resources and evaluating financial performance. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Marketplace revenue	$19,623	$9,723	$36,216	$16,604
Display revenue	8,142	6,122	14,382	10,501

Total	$27,765	$15,845	$50,598	$27,105

Note 15.	Subsequent Events

Pursuant to the terms of the Merger Agreement entered into between RentJuice, Zillow and certain other parties, Zillow adopted a retention bonus plan in connection with the closing of the Merger pursuant to which restricted stock units for 280,961 shares of our Class A common stock were granted on July 26, 2012 to former employees of RentJuice who accepted employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the Merger. The grant date fair value of the restricted shares is approximately $11.2 million. Twenty-five percent of each restricted stock unit award will vest on May 31, 2013, and the remainder will vest in substantially equal installments each three-month period thereafter for three years, subject to the recipient’s continued full-time employment or service to Zillow. In the event of termination of service by Zillow of the founders of RentJuice without cause, resignation by the founders of RentJuice for good reason or upon death or disability, any unvested units will become vested units, and the founders of RentJuice will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the sections titled “Note Regarding Forward-Looking Statements” and Part II, Item 1A (Risk Factors), and also those items listed in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are the leading real estate information marketplace. In addition to Zillow.com, we also operate Zillow Mobile, our suite of mobile real estate applications, and Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get the competitive mortgage rates.

Zillow provides information about homes, real estate listings and mortgages through our mobile applications and websites, enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals best suited to meet their needs.

Our living database of more than 100 million U.S. homes — homes for sale, homes for rent and homes not currently on the market — attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 32 million homes and added more than 95 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it through our industry-leading mobile applications and websites that enable consumers to access our information when they are curbside viewing homes. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

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

During the three months ended June 30, 2012, we generated revenue of $27.8 million, as compared to $15.8 million in the three months ended June 30, 2011, an increase of 75%. We believe this increase is primarily the result of the 70% increase in our Premier Agent subscribers to 22,696 as of June 30, 2012 from 13,385 as of June 30, 2011, as well as significant growth in traffic to our mobile applications and websites. There were approximately 33.5 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2012 compared to 20.8 million average monthly unique users for the three months ended June 30, 2011, representing year-over-year growth of 61%.

In May 2012, we completed the acquisition of RentJuice Corporation (“RentJuice”), which provides rental relationship software for landlords, property managers and rental brokers. The total purchase price for the acquisition of RentJuice is approximately $38.4 million. In addition, we have adopted a retention bonus plan pursuant to which restricted stock units for 280,961 shares of our Class A common stock were granted on July 26, 2012 to former employees of RentJuice who accepted employment with Zillow. In the event of termination of service by Zillow of the founders of RentJuice without cause, resignation by the founders of RentJuice for good reason or upon death or disability, any unvested units will become vested units, and the founders of RentJuice will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit. Based on the allocation of the purchase price in connection with our acquisition of RentJuice, a substantial majority of the purchase price has been allocated to goodwill. We do not expect that the acquisition of RentJuice will result in a meaningful contribution to revenue in the near term. Further, we plan to invest in the RentJuice platform in the near term, which we expect will result in an increase in operating expenses, particularly for sales and marketing, technology and development and general and administrative expenses.

As of June 30, 2012, we had 443 full-time employees, compared to 329 full-time employees as of December 31, 2011.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable our users to connect with real estate and mortgage professionals, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses our mobile applications using a mobile device during a calendar month, and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Beginning in October 2011, we measure unique users with Google Analytics. Prior to October 2011, we measured monthly unique user metrics with Omniture analytical tools. We believe Google Analytics and Omniture result in materially consistent measurements of our monthly unique users. Beginning in June 2012, the reported monthly unique users reflect the effect of Zillow’s May 31, 2012 acquisition of RentJuice.

	Average Monthly Unique Users for the Three Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands)
Unique Users	33,474	20,758	61%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a monthly fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At June 30,		2011 to 2012 % Change
	2012	2011
Premier Agent Subscribers	22,696	13,385	70%

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

Our Premier Agent program allows local real estate agents to establish a persistent mobile and online presence on Zillow in the zip codes they serve. We present contact information for each Premier Agent alongside home profiles and home listings within the agent’s zip code, assisting consumers in evaluating and selecting the real estate agent best suited for them. Pricing for our Premier Agent subscriptions varies by zip code and the tier level of participation, Platinum Premier, Gold Premier and Silver Premier. Subscription advertising revenue is recognized on a straight-line basis during the contractual period over which the advertising is delivered. Typical terms of our Premier Agent subscription contracts are six months. Growth in our subscription advertising product is based on our ability to continue to attract agent subscribers and drive consumer traffic to those agents through our mobile applications and our websites.

Since the launch of our Premier Agent subscription product, we have historically charged for this product based upon a percentage of the total Platinum Premier Agent views in the zip code rather than the number of impressions actually delivered. In the first half of 2012, we began testing sales of our Platinum Premier Agent subscription product based upon charging for the number of impressions delivered in zip codes purchased. We began testing this impression-based sales model for our Platinum Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and increasing demand by real estate agents for access to our home shoppers. We continue to evaluate the method of charging based upon impressions purchased and delivered, up to a maximum number per month, and expect in the future to apply this method more broadly to our existing subscriber base. In our history of building our real estate and other marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to increase access to our inventory and align our revenue opportunities with the growth in usage of our mobile and web platforms.

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

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a CPM basis to advertisers primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. We recognize display revenue as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites and migration of advertising spend online from traditional broadcast and print media.

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses. Cost of revenue also includes credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships and facilities costs allocated on a headcount basis.

Sales and Marketing. Sales and marketing expenses consist of headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees. Sales and marketing expenses also include advertising and other sales expenses related to promotional and marketing activities and facilities costs allocated on a headcount basis.

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, equipment and maintenance costs and facilities costs allocated on a headcount basis. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions.

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

Income Taxes

We are subject to U.S. federal and state income taxes. For the six months ended June 30, 2012, we did not have taxable income, and we are not projecting taxable income for the year ending December 31, 2012 and, therefore, no tax liability or expense has been recorded in the financial statements. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2012 and December 31, 2011, because there is significant uncertainty around our ability to realize the deferred tax assets in the future. We have accumulated tax losses of approximately $68.6 million as of December 31, 2011, which are available to reduce current future taxable income.

At June 30, 2012, we established a valuation allowance of $0.4 million related to the net deferred tax assets of RentJuice, which we acquired on May 31, 2012.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$27,765	$15,845	$50,598	$27,105
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	3,264	2,713	6,614	4,529
Sales and marketing (1)	12,153	5,630	20,468	11,115
Technology and development (1)	5,818	3,304	10,848	6,299
General and administrative (1)	5,232	2,627	9,677	4,455

Total costs and expenses	26,467	14,274	47,607	26,398

Income from operations	1,298	1,571	2,991	707
Other income	34	5	65	43

Net income	$1,332	$1,576	$3,056	$750

Net income attributable to common shareholders	$1,332	$—	$3,056	$—
Net income per share attributable to common shareholders — basic	$0.05	$—	$0.11	$—
Net income per share attributable to common shareholders — diluted	$0.04	$—	$0.10	$—
Weighted-average shares outstanding — basic	28,946	13,940	28,647	13,645
Weighted-average shares outstanding — diluted	31,320	24,106	31,163	23,604
Other Financial Data:
Adjusted EBITDA (3)	$5,272	$3,852	$10,719	$4,904

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$92	$46	$177	$87
Sales and marketing	289	67	479	174
Technology and development	498	90	808	176
General and administrative	346	210	1,179	366

Total	$1,225	$413	$2,643	$803

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$2,374	$1,234	$4,378	$2,457

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	12	17	13	17
Sales and marketing	44	36	40	41
Technology and development	21	21	21	23
General and administrative	19	17	19	16

Total costs and expenses	95	90	94	97

Income from operations	5	10	6	3
Other income	0	0	0	0

Net income	5%	10%	6%	3%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$1,332	$1,576	$3,056	$750
Other income	(34)	(5)	(65)	(43)
Depreciation and amortization expense	2,749	1,868	5,085	3,394
Share-based compensation expense	1,225	413	2,643	803

Adjusted EBITDA	$5,272	$3,852	$10,719	$4,904

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

	Three Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Revenue:
Marketplace revenue	$19,623	$9,723	102%
Display revenue	8,142	6,122	33%

Total	$27,765	$15,845	75%

	Three Months Ended June 30,
	2012	2011
Percentage of Revenue:
Marketplace revenue	71%	61%
Display revenue	29%	39%

Total	100%	100%

Overall revenue increased by $11.9 million, or 75%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Marketplace revenue increased by 102%, and display revenue increased by 33%.

Marketplace revenue grew to $19.6 million for the three months ended June 30, 2012, from $9.7 million for the three months ended June 30, 2011, an increase of $9.9 million. Marketplace revenue represented 71% of total revenue for the three months ended June 30, 2012 compared to 61% of total revenue for the three months ended June 30, 2011. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 22,696 as of June 30, 2012 from 13,385 as of June 30, 2011, representing growth of 70%, as well as an increase in the average subscription price for existing Premier Agents who renewed their subscriptions for additional six-month terms. We believe the increase in Premier Agent subscribers and the increase in the average subscription price in our Premier Agent program was driven by our further development of our marketplace program with the support of our sales team and the overall growth in the number of unique users of our mobile applications and websites.

Display revenue was $8.1 million for the three months ended June 30, 2012 compared to $6.1 million for the three months ended June 30, 2011, an increase of $2.0 million. Display revenue represented 29% of total revenue for the three months ended June 30, 2012 compared to 39% of total revenue for the three months ended June 30, 2011. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 33.5 million average monthly unique users for the three months ended June 30, 2012 from 20.8 million average monthly unique users for the three months ended June 30, 2011, representing growth of 61%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. The increased number of graphical display impressions resulted in an increase in the total number of advertisers and in the average spend per advertiser as compared to the three months ended June 30, 2011.

Cost of Revenue

	Three Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Cost of revenue	$3,264	$2,713	20%

Cost of revenue was $3.3 million for the three months ended June 30, 2012 compared to $2.7 million for the three months ended June 30, 2011, an increase of $0.6 million, or 20%. The increase in cost of revenue was primarily attributable to increased headcount related expenses of $0.2 million, including share-based compensation, driven by growth in headcount, and a $0.2 million increase in credit card and ad serving fees. The remaining increase in cost of revenue was primarily attributable to increased revenue sharing costs related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011. We expect our cost of revenue to increase in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Sales and marketing	$12,153	$5,630	116%

Sales and marketing expenses were $12.2 million for the three months ended June 30, 2012 compared to $5.6 million for the three months ended June 30, 2011, an increase of $6.5 million, or 116%. The increase was primarily due to a $3.3 million increase in marketing and advertising expenses, including tradeshows and related travel costs, which support our growth initiatives and brand awareness, and an increase in headcount related expenses of $2.7 million, including share-based compensation, driven by growth in the size of our sales team to promote our marketplace business. The remaining increase of $0.5 million was primarily the result of consulting costs to support our marketing and advertising spend. We expect our sales and marketing expenses to increase in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Technology and development	$5,818	$3,304	76%

Technology and development expenses, which include research and development costs, were $5.8 million for the three months ended June 30, 2012 compared to $3.3 million for the three months ended June 30, 2011, an increase of $2.5 million, or 76%. Approximately $1.2 million of the increase was related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives, and approximately $1.1 million of the increase was the result of amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The remaining increase of $0.2 million was primarily the result of additional consulting costs.

Amortization expense included in technology and development for capitalized website development costs was $1.6 million and $0.9 million, respectively, for the three months ended June 30, 2012 and 2011. Amortization expense included in technology and development for purchased data content intangible assets was $0.5 million and $0.2 million, respectively, for the three months ended June 30, 2012 and 2011. Other data content expense was $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2012 and 2011. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2012 and 2011. While we expect our technology and development expenses to increase over time as we continue to build new mobile and website functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

	Three Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
General and administrative	$5,232	$2,627	99%

General and administrative expenses were $5.2 million for the three months ended June 30, 2012 compared to $2.6 million for the three months ended June 30, 2011, an increase of $2.6 million, or 99%. The increase in general and administrative expenses was a result of an increase of $1.0 million in professional services fees, including $0.7 million of costs incurred in connection with our acquisition of RentJuice, an increase of $0.7 million in headcount related expenses, including share-based compensation, driven primarily by growth in headcount, and a $0.3 million increase in building related expenses including rent, utilities and insurance at our corporate headquarters in Seattle. The remaining $0.6 million increase was the result of various other miscellaneous expenses, including business and license fees, bad debt expense, and state and local taxes. Although these expenses may increase as a percentage of revenue in the near term, we expect these expenses will decrease as a percentage of revenue in the long term.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

	Six Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Revenue:
Marketplace revenue	$36,216	$16,604	118%
Display revenue	14,382	10,501	37%

Total	$50,598	$27,105	87%

	Six Months Ended June 30,
	2012	2011
Percentage of Revenue:
Marketplace revenue	72%	61%
Display revenue	28%	39%

Total	100%	100%

Overall revenue increased by $23.5 million, or 87%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Marketplace revenue increased by 118%, and display revenue increased by 37%.

Marketplace revenue grew to $36.2 million for the six months ended June 30, 2012 from $16.6 million for the six months ended June 30, 2011, an increase of $19.6 million. Marketplace revenue represented 72% of total revenue for the six months ended June 30, 2012 compared to 61% of total revenue for the six months ended June 30, 2011. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 22,696 as of June 30, 2012 from 13,385 as of June 30, 2011, representing growth of 70%, as well as an increase in the average subscription price for existing Premier Agents who renewed their subscriptions for additional six-month terms. We believe the increase in Premier Agent subscribers and the increase in the average subscription price in our Premier Agent program was driven by our further development of our marketplace program with the support of our sales team and the overall growth in the number of unique users of our mobile applications and websites.

Display revenue was $14.4 million for the six months ended June 30, 2012 compared to $10.5 million for the six months ended June 30, 2011, an increase of $3.9 million. Display revenue represented 28% of total revenue for the six months ended June 30, 2012 compared to 39% of total revenue for the six months ended June 30, 2011. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites which increased to 33.5 million average monthly unique users for the three months ended June 30, 2012 from 20.8 million average monthly unique users for the three months ended June 30, 2011, representing growth of 61%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. The increased number of graphical display impressions resulted in an increase in the total number of advertisers and in the average spend per advertiser as compared to the six months ended June 30, 2011.

Cost of Revenue

	Six Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Cost of revenue	$6,614	$4,529	46%

Cost of revenue was $6.6 million for the six months ended June 30, 2012 compared to $4.5 million for the six months ended June 30, 2011, an increase of $2.1 million, or 46%. The increase in cost of revenue was primarily attributable to increased revenue sharing costs related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as a $0.5 million increase in headcount related expenses, including share-based compensation, driven by growth in headcount, and a $0.4 million increase in credit card and ad serving fees.

Sales and Marketing

	Six Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Sales and marketing	$20,468	$11,115	84%

Sales and marketing expenses were $20.5 million for the six months ended June 30, 2012 compared to $11.1 million for the six months ended June 30, 2011, an increase of $9.4 million, or 84%. The increase was primarily the result a of $4.5 million increase in marketing and advertising expenses, including tradeshows and related travel costs, which support our growth initiatives and brand awareness, and growth in headcount related expenses of $4.0 million, including share-based compensation, driven by increases in the size of our sales team to promote our marketplace business. The remaining increase of $0.9 million was primarily the result of consulting costs to support our marketing and advertising spend.

Technology and Development

	Six Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Technology and development	$10,848	$6,299	72%

Technology and development expenses, which include research and development costs, were $10.8 million for the six months ended June 30, 2012 compared to $6.3 million for the six months ended June 30, 2011, an increase of $4.5 million, or 72%. Approximately $2.2 million of the increase was related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives, and approximately $1.9 million of the increase was the result of amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The remaining increase of $0.4 million was primarily the result of additional engineering consulting costs and other miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $2.8 million and $1.9 million, respectively, for the six months ended June 30, 2012 and 2011. Amortization expense included in technology and development for purchased data content intangible assets was $1.0 million and $0.5 million, respectively, for the six months ended June 30, 2012 and 2011. Other data content expense was $0.2 million and $0.4 million, respectively, for the six months ended June 30, 2012 and 2011. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $0.6 million and $0.1 million, respectively, for the six months ended June 30, 2012 and 2011.

General and Administrative

	Three Months Ended June 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
General and administrative	$9,677	$4,455	117%

General and administrative expenses were $9.7 million for the six months June 30, 2012 compared to $4.5 million for the six months ended June 30, 2011, an increase of $5.2 million, or 117%. The increase in general and administrative expenses was a result of an increase of $2.0 million in headcount related expenses, including share-based compensation, driven primarily by growth in headcount, a $0.9 million increase in professional services fees, including $0.7 million of costs incurred in connection with our acquisition of RentJuice, a $0.8 million increase in building related expenses including rent, utilities and insurance at our corporate headquarters in Seattle, a $0.6 million fluctuation in state and local taxes, including a $0.3 million tax credit received in 2011 relating to a refund of certain state and local taxes from 2006 to 2009, which resulted in less state and local tax expense during the six months ended June 30, 2011, and an increase of $0.2 million in business and license fees. The remaining $0.7 million increase in general and administrative expenses was the result of various other miscellaneous expenses including bad debt expense and employee travel costs.

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

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents and short-term and long-term investments of $69.6 million and $92.1 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Short-term and long-term investments as of June 30, 2012 and December 31, 2011 consisted of U.S. government agency securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and short-term and long-term investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of June 30, 2012, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle, Washington corporate headquarters. We also have four outstanding letters of credit totaling $0.6 million as of June 30, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

In May 2012, we completed the acquisition of RentJuice. The total purchase price for the acquisition of RentJuice is approximately $38.4 million. In addition, we have adopted a retention bonus plan pursuant to which restricted stock units for 280,961 shares of our Class A common stock were granted on July 26, 2012 to former employees of RentJuice who accepted employment with Zillow. In the event of termination of service by Zillow of the founders of RentJuice without cause, resignation by the founders of RentJuice for good reason or upon death or disability, any unvested units will become vested units, and the founders of RentJuice will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit. Based on the allocation of the purchase price in connection with our acquisition of RentJuice, a substantial majority of the purchase price has been allocated to goodwill. We do not expect that the acquisition of RentJuice will result in a meaningful contribution to revenue in the near term. Further, we plan to invest in the RentJuice platform in the near term, which we expect will result in an increase in operating expenses, particularly for sales and marketing, technology and development and general and administrative expenses.

The following table presents selected cash flow data for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$17,064	$8,336
Cash flows used in investing activities	(43,991)	(3,608)
Cash flows provided by (used in) financing activities	4,793	(845)

Cash Flows Provided By Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities was $17.1 million. This was primarily driven by net income of $3.1 million, adjusted by depreciation and amortization expense and share-based compensation expense of $5.1 million and $2.6 million, respectively, and an increase in the balance of deferred rent of $0.9 million. Changes in operating assets and liabilities increased cash provided by operating activities by $4.6 million.

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

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and maturity of investments, the purchase of property and equipment and intangible assets, and cash paid for acquisitions.

For the six months ended June 30, 2012, net cash used in investing activities was $44.0 million. This was the result of $7.6 million of purchases for property and equipment and intangible assets, and $36.4 million paid in connection with the acquisition of RentJuice, net of cash acquired of $2.0 million.

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

Cash Flows Provided By (Used In) Financing Activities

For the six months ended June 30, 2012, our financing activities resulted entirely from the exercise of employee non-qualified stock options. The proceeds from the issuance of Class A common stock from the exercise of stock options for the six months ended June 30, 2012 was $4.8 million.

For the six months ended June 30, 2011, net cash used in financing activities was approximately $0.8 million, which was primarily the result of approximately $1.9 million in payments for deferred offering costs, partially offset by proceeds from the issuance of Class A common stock from the exercise of stock options of $1.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

Contractual Obligations

The following table provides a summary of our contractual obligations as of June 30, 2012:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$34,832	$2,875	$6,049	$6,529	$19,379
Purchase obligations	13,605	2,896	6,068	4,524	117

Total	$48,437	$5,771	$12,117	$11,053	$19,496

We have various operating leases for office space and equipment. We have entered into an operating lease for our current headquarters in Seattle, Washington under which we will be obligated to make payments beginning in December 2012 through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington which increases the rentable area of the premises by 21,575 square feet. Our prior headquarters in Seattle, Washington is under an operating lease expiring in February 2013. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we will be obligated to make escalating monthly lease payments beginning in the third quarter of 2012 and continuing over a period of ten years. We lease additional office space in San Francisco, California, Irvine, California, Chicago, Illinois and New York, New York. We also have purchase obligations for content related to our websites. We do not have any debt or capital lease obligations. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

We do not have any long-term borrowings as of June 30, 2012 or December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in legal proceedings during the quarter ended June 30, 2012. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

You should carefully consider the factors discussed in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following is an update to the risk factors affecting our business, financial condition or future results set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our current financial model depends on advertising revenue generated almost entirely through sales to real estate agents and brokerages, mortgage lenders and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of consumers of our products and services;

•	competing effectively for advertising dollars with other online media companies;

•	continuing to develop our advertising products and services, including the expansion of those products and services to new advertising customers;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertisers for their advertising spending with us.

While real estate agents participating in our subscription-based Premier Agent program generally initially commit to contract terms of six months, we do not have long-term contracts with most of our other advertisers. Those advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing subscriptions for our Premier Agent program expire, we may not be successful in renewing these subscriptions, securing new subscriptions or increasing the amount of revenue we earn for a given subscription over time. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spend if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, we have changed in the past, and expect in the future to make changes to, our pricing methodology for certain of our advertising services, and it is possible that such changes may cause advertisers to reduce their advertising with us or choose not to advertise with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations and financial condition would be harmed. In addition, if we do not realize the benefits we expect from strategic relationships we may enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed.

If we do not innovate and provide products and services that are attractive to our users and to our advertisers, our business could be harmed.

Our success depends on our continued innovation to provide products and services that make our mobile applications and websites useful for consumers and real estate, rental and mortgage professionals and attractive to our advertisers. As a result, we must continually invest significant resources in research and development in order to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new mobile and Internet technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ websites and mobile applications. If we are unable to continue offering innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We may make acquisitions and investments, which could result in operating difficulties, dilution and other harmful consequences.

We continue to evaluate a wide array of potential strategic opportunities. For example, in May 2012, we acquired RentJuice Corporation, a provider of rental relationship management software for landlords, property managers and rental brokers. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	coordination of product, engineering and sales and marketing functions;

•	retention of employees from the acquired company;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company;

•	impairment charges associated with goodwill and other acquired intangible assets; and

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business, results of operations and financial condition.

We may be unable to increase awareness of the Zillow brand cost-effectively, which could harm our business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. We expect to increase in the future our paid advertising, a form of advertising we have not used significantly in the past. The results of increased paid advertising may not be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, our business, results of operations and financial condition could be harmed.

We may be unable to maintain or establish relationships with real estate brokerages, real estate listing aggregators, multiple listing services, property management companies, home builders and other third-party listing providers, which could limit the information we are able to provide to our users.

Our ability to attract users to our mobile applications and websites depends to some degree on providing a robust number of for sale and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services, property management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, or an inability to continue to add new listing providers, may cause our listing data to omit information important to users of our products and services. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

We face competition to attract consumers to our mobile applications and websites, which could impair our ability to continue to grow the number of users who use our mobile applications and websites, which would harm our business, results of operations and financial condition.

Our success depends on our ability to continue to attract additional consumers to our mobile applications and websites. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental and mortgage websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are unable to continue to grow the number of consumers who use our mobile applications and websites, our business, results of operations and financial condition would be harmed.

We may be unable to compete successfully against our existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate, rental and mortgage information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, financial condition or results of operations would be harmed.

Our dedication to making decisions based primarily on the best interests of consumers may cause us to forgo short-term gains.

Our guiding principle is to build our business by making decisions based primarily upon the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent subscriptions because we display a Zestimate on their for sale listings. However, we believe it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in our database for which we have sufficient data to produce the Zestimate. Similarly, we gather and make available to our consumers reviews on real estate, rental and mortgage professionals, even if those reviews are unfavorable. Although real estate, rental and mortgage professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily upon the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

Any significant disruption in service on our mobile applications or websites or in our network could damage our reputation and brand, and result in a loss of users of our products and services and of advertisers, which could harm our business, results of operations and financial condition.

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our mobile applications and websites, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, software errors or physical or electronic break-ins, could affect the security or availability of our products and services on our mobile applications and websites and prevent or inhibit the ability of users to access our services. Since our users may rely on our products and services, including our customer relationship management tools, for important aspects of their businesses, problems with the reliability, availability or security of our systems could damage our users’ businesses, harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition.

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

A failure of our systems at one site could result in reduced functionality for our users, and a total failure of our systems could cause our mobile applications or websites to be inaccessible. Problems faced by our third-party web hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our users. Our third-party web hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could harm our business. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications, which could harm our business.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and harm our business, results of operations and financial condition.

We are subject to a variety of federal and state laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of federal and state laws that are continuously evolving and developing, including laws regarding the real estate, rental and mortgage industries, Internet-based businesses and businesses that rely on advertising. These laws can be costly to comply with, can require significant management time and effort, and can subject us to claims or other remedies. These laws may conflict with each other and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

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

If our security measures are compromised, consumers may curtail use of our products and services and advertisers may reduce their advertising on our websites and mobile applications.

Our products and services involve the storage and transmission of users’ information, some of which may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. For example, a hacker could steal a user’s profile password and manipulate information about that user’s home or post to a forum while posing as that user. Like all websites, our websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, and users may decrease the use of our websites or mobile applications or stop using our websites or mobile applications in their entirety, and advertisers may decrease or stop advertising on our websites or mobile applications. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our products or services or close their accounts, cause existing advertisers to cancel their contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business, results of operations and financial condition.

We have pledged substantially all of our assets to secure indebtedness.

In March 2011, we entered into a loan and security agreement with a financial institution to establish a $4.0 million line of credit. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. Indebtedness we incur under this agreement is secured by substantially all of our assets, including our intellectual property. If we default on our obligations under this agreement, the financial institution may foreclose on our assets, which would materially and adversely impact our business. As of June 30, 2012, there were no amounts outstanding under the line of credit.

On March 22, 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and on July 30, 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2012.

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

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 2, 2012, by and among Zillow, Inc., RentJuice Corporation, Renegade Acquisition, Inc. and Shareholder Representative Services LLC. (1)

4.1	Agreement, Waiver and Amendment With Respect to Initial Public Offering and Common Stock Financing, dated as of April 16, 2011. (2)

10.1	Amended and Restated Loan and Security Agreement, dated April 30, 2012, by and among Zillow, Inc. and Silicon Valley Bank. (3)

10.2	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012. (4)

10.3*	Amendment No. 3 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated June 28, 2012.

10.4**	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan. (5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 4.14 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 7, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2012, and incorporated herein by reference.
(5)	Filed as Appendix A to Zillow’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2012, and incorporated herein by reference.
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Zillow, Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Indicates a management contract or compensatory plan or arrangement.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2012	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer