Form 10-Q
period 2012-09-30
ZILLOW INC
filed 2012-11-06
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 25,908,828 shares of Class A common stock and 7,524,276 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2012

i

As used in this Quarterly Report on Form 10-Q, the terms “Zillow,” “the Company,” “we,” “us” and “our” refer to Zillow, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand in a cost-effective manner; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our mobile applications and websites; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 and in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$188,858	$47,926
Short-term investments	40,024	28,925
Accounts receivable, net of allowance for doubtful accounts of $878 and $683 at September 30, 2012 and December 31, 2011, respectively	8,639	5,638
Prepaid expenses and other current assets	3,223	3,214

Total current assets	240,744	85,703
Long-term investments	—	15,285
Property and equipment, net	12,878	7,227
Goodwill	35,375	3,676
Intangible assets, net	9,069	4,532
Other assets	286	245

Total assets	$298,352	$116,668

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,660	$1,681
Accrued expenses and other current liabilities	5,387	4,893
Accrued compensation and benefits	2,393	1,587
Deferred revenue	8,720	5,769
Deferred rent, current portion	92	60

Total current liabilities	19,252	13,990
Deferred rent, net of current portion	2,950	1,347
Other non-current liabilities	—	118
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of September 30, 2012 and December 31, 2011; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 25,847,566 and 18,580,292 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	2
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 7,563,276 and 9,528,313 shares issued and outstanding as of September 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	348,363	178,817
Accumulated deficit	(72,217)	(77,607)

Total shareholders’ equity	276,150	101,213

Total liabilities and shareholders’ equity	$298,352	$116,668

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$31,915	$19,057	$82,513	$46,162
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	3,623	3,084	10,237	7,614
Sales and marketing	14,118	7,035	34,586	18,150
Technology and development	6,687	3,849	17,535	10,148
General and administrative (2)	5,192	5,695	14,869	10,151

Total costs and expenses	29,620	19,663	77,227	46,063

Income (loss) from operations	2,295	(606)	5,286	99
Other income	39	36	104	79

Net income (loss)	$2,334	$(570)	$5,390	$178

Net income (loss) attributable to common shareholders	$2,334	$(570)	$5,390	$—
Net income (loss) per share attributable to common shareholders - basic	$0.08	$(0.02)	$0.19	$—
Net income (loss) per share attributable to common shareholders - diluted	$0.07	$(0.02)	$0.17	$—
Weighted-average shares outstanding - basic	30,040	24,020	29,115	17,141
Weighted-average shares outstanding - diluted	32,230	24,020	31,493	20,220

(1) Amortization of website development costs and intangible assets included in technology and development is as follows:	$3,198	$1,461	$7,576	$3,918

(2) General and administrative includes a facility exit charge as follows:	$—	$1,737	$—	$1,737

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$5,390	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,702	5,429
Facility exit charge	—	1,737
Share-based compensation expense	4,355	1,291
Loss on disposal of property and equipment	114	18
Bad debt expense	550	385
Deferred rent	1,630	496
Amortization (accretion) of bond premium (discount)	586	(2)
Changes in operating assets and liabilities:
Accounts receivable	(3,546)	(2,516)
Prepaid expenses and other assets	(7)	(453)
Accounts payable	758	2,984
Accrued expenses	1,026	2,022
Deferred revenue	2,942	2,450

Net cash provided by operating activities	22,500	14,019

Investing activities
Proceeds from maturities of investments	3,600	4,750
Purchases of investments	—	(3,251)
Purchases of property and equipment	(9,652)	(7,460)
Purchases of intangible assets	(2,525)	(1,005)
Acquisitions, net of cash acquired of $2,029 in 2012 and $0 in 2011	(36,405)	(1,000)

Net cash used in investing activities	(44,982)	(7,966)

Financing activities
Proceeds from exercise of Class A common stock options	6,688	1,194
Proceeds from public offering, net of offering costs	156,726	—
Proceeds from initial public offering, net of offering costs	—	70,788
Proceeds from concurrent private placement	—	5,500

Net cash provided by financing activities	163,414	77,482
Net increase in cash and cash equivalents during period	140,932	83,535
Cash and cash equivalents at beginning of period	47,926	12,278

Cash and cash equivalents at end of period	$188,858	$95,813

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$1,779	$358
Class A common stock issued in connection with an acquisition	$—	$910
Write-off of fully depreciated property and equipment	$2,986	$2,133

See accompanying notes to condensed financial statements.

ZILLOW, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow, Inc. was incorporated as a Washington corporation effective December 13, 2004. We operate a real estate information marketplace dedicated to providing vital information about homes, real estate listings, rental listings and mortgages through our mobile applications and websites, enabling homeowners, buyers, sellers and renters to connect with real estate, rental and mortgage professionals.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; acquisitions and investments; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our mobile applications and websites, among other things.

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

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2012, our results of operations for the three and nine month periods ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011. The results of the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any interim period or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for revenue recognition, the allowance for doubtful accounts, website development costs, goodwill, recoverability of intangible assets with definite lives and other long-lived assets, and share-based compensation. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Prior Period Adjustments

The unaudited statement of cash flows for the nine months ended September 30, 2011 has been revised to correct an immaterial error in the presentation of proceeds from investment maturities and purchases of investments. The proceeds from investment maturities and the purchases of investments for the nine months ended September 30, 2011 were overstated by equal amounts of $70.5 million related to the inadvertent inclusion of purchases and maturities of cash equivalents in such amounts. However, the corrections had no impact on total net cash used in investing activities or our statement of operations for the nine months ended September 30, 2011.

The unaudited condensed statement of operations for the nine months ended September 30, 2011 has been revised to correct an immaterial error in the presentation of net income (loss) attributable to common shareholders and basic and diluted net income (loss) per share attributable to common shareholders. Net income of $0.2 million was inadvertently ascribed to common shareholders, resulting in an overstatement of $0.2 million in the presentation of net income (loss) attributable to common shareholders and an overstatement of one cent in the presentation of basic and diluted net income (loss) per share attributable to common shareholders. For the nine months ended September 30, 2011, all net income is first allocated to the Series A, Series B and Series C convertible preferred shareholders, as the convertible preferred stock (all of which converted to Class A common stock in connection with our July 2011 initial public offering) is a participating security and the preferred shareholders have contractual preferential rights to distributions, and as a result, there is no income attributable to common shareholders.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income to increase the prominence of other comprehensive income in the financial statements. An entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted, and must be applied retrospectively. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows as we do not have any items of other comprehensive income in any period presented, and therefore, we are not required to report other comprehensive income or comprehensive income.

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

Short-term and long-term investments — Our investments consist of fixed income U.S. government agency securities. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means, and therefore is classified as Level 1 in the fair value hierarchy. Our U.S. government agency securities are classified as held-to-maturity and are recorded at amortized cost, as we do not intend to sell the investments, and it is not more likely than not that we will be required to sell these investments prior to maturity. The amortized cost of our U.S. government agency securities approximates their fair value.

The following table presents the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands), all of which are classified as Level 1 in the fair value hierarchy:

	September 30, 2012	December 31, 2011
Cash equivalents:
Money market funds	$185,891	$24,201
Certificates of deposit	—	20,000
Short-term investments:
Fixed income U.S. government agency securities	40,024	28,925
Long-term investments:
Fixed income U.S. government agency securities	—	15,285

Total	$225,915	$88,411

We did not have any Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2012 or December 31, 2011.

Note 4.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment	$8,060	$9,265
Website development costs	30,056	23,410
Leasehold improvements	698	519
Software	1,106	1,367
Construction-in-progress	3,750	1,629
Office equipment, furniture and fixtures	1,970	1,051

Property and equipment	45,640	37,241
Less: accumulated amortization and depreciation	(32,762)	(30,014)

Property and equipment, net	$12,878	$7,227

We recorded amortization and depreciation expense related to property and equipment (other than website development costs) of $0.4 million and $0.6 million, respectively, during the three months ended September 30, 2012 and 2011, and $1.1 million and $1.5 million, respectively, during the nine months ended September 30, 2012 and 2011.

We capitalized $3.5 million and $1.3 million, respectively, in website development costs during the three months ended September 30, 2012 and 2011, and $8.9 million and $3.8 million, respectively, during the nine months ended September 30, 2012 and 2011. Amortization expense for website development costs included in technology and development expenses was $1.8 million and $1.1 million, respectively, during the three months ended September 30, 2012 and 2011, and $4.6 million and $3.0 million, respectively, during the nine months ended September 30, 2012 and 2011.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 5.	Acquisition

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

Pursuant to the terms of the Merger Agreement, Zillow established a retention bonus plan pursuant to which restricted stock units for 280,961 shares of Zillow’s Class A common stock were granted on July 26, 2012 to employees of RentJuice who accepted employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the Merger. Twenty-five percent of each restricted stock unit award will vest on May 31, 2013, and the remainder will vest in substantially equal installments each three-month period thereafter for three years, subject to the recipient’s continued full-time employment or service to Zillow. In the event of termination of service by Zillow of a founder of RentJuice without cause, resignation by such founder of RentJuice for good reason or upon death or disability, any unvested units held by such founder will become vested units, and such founder of RentJuice will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit.

Zillow’s acquisition of RentJuice has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of May 31, 2012. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The purchase price was $38.4 million reflecting the cash amount paid for the outstanding stock of RentJuice, the payment by Zillow of certain transaction costs and expenses incurred by RentJuice, and the cash payments for the cancellation of all vested options to purchase shares of RentJuice’s common stock, as summarized in the following table (in thousands):

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

The estimated fair value of the intangible assets acquired was determined by the Company, and we considered or relied in part upon a valuation report of a third-party expert. We used an income approach to measure the fair value of the developed technology based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used a cost approach to measure the fair value of the customer relationships based on the estimated cost to reacquire the customers. We used an income approach to measure the fair value of the trademarks based on the relief-from-royalty method. These fair value measurements were based on Level 3 measurements under the fair value hierarchy.

Net tangible assets were valued at their respective carrying amounts, as we believe that these amounts approximate their current fair values.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by the Company, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash	$2,029
Other identifiable tangible assets	97

Total tangible assets	2,126

Accounts payable	(59)
Accrued expenses and other current liabilities	(139)
Accrued compensation and benefits	(178)
Other identifiable liabilities	(15)

Total liabilities	(391)

Net acquired tangible assets	1,735

Identifiable intangible assets	5,000
Goodwill	31,699

Total purchase price allocation	$38,434

We also acquired net deferred tax assets of $0.4 million for RentJuice, and we have established a full valuation allowance against the acquired net deferred tax assets.

Acquisition-related expenses incurred, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. Acquisition-related expenses of $0.7 million for the nine months ended September 30, 2012 are included in general and administrative expenses.

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

The following table presents the pro forma condensed combined financial information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$31,915	$19,146	$82,787	$46,398
Net income (loss) attributable to common shareholders	$2,334	$(2,461)	$2,452	$(4,896)
Net income (loss) per share attributable to common shareholders - basic	$0.08	$(0.10)	$0.08	$(0.29)
Net income (loss) per share attributable to common shareholders - diluted	$0.07	$(0.10)	$0.08	$(0.29)

Note 6.	Goodwill

The following table presents the change in goodwill from December 31, 2011 through September 30, 2012 (in thousands):

Balance as of December 31, 2011	$3,676
Goodwill recorded in connection with the acquisition of RentJuice	31,699

Balance as of September 30, 2012	$35,375

None of the goodwill recorded in connection with the acquisition of RentJuice is deductible for tax purposes. All of the goodwill recorded as of December 31, 2011 is deductible for tax purposes.

Note 7.	Intangible Assets

The following table presents the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2012	December 31, 2011
Purchased content	$7,495	$5,150
Developed technology	6,635	2,635
Customer relationships	1,224	724
Trademarks	461	461

Intangible assets	15,815	8,970
Less: accumulated amortization	(6,746)	(4,438)

Intangible assets, net	$9,069	$4,532

Amortization expense recorded for intangible assets for the three months ended September 30, 2012 and 2011 was $1.4 million and $0.4 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2012 and 2011 was $3.0 million and $0.9 million, respectively. For the three and nine month periods ended September 30, 2012, amortization expense included $0.5 million of additional amortization expense recorded for a trademark intangible asset related to an acquisition, based on a change in the estimated useful life of the intangible asset. These amounts are included in technology and development expenses.

Note 8.	Income Taxes

We are subject to federal and state income taxes in the United States. During the nine months ended September 30, 2012 and 2011, we did not have taxable income, and we are not projecting taxable income for the year ending December 31, 2012. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2012 and December 31, 2011 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $68.6 million as of December 31, 2011, which are available to reduce future taxable income.

We have established a valuation allowance of $0.4 million related to the net deferred tax assets of RentJuice, which we acquired on May 31, 2012.

Note 9.	Shareholders’ Equity

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

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and nine months ended September 30, 2012, 777,750 and 1,965,037 shares, respectively, of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

On July 25, 2011, we closed our initial public offering (“IPO”) of 3,981,300 shares of our Class A common stock at an offering price of $20.00 per share, including 519,300 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and also closed the sale of 274,999 shares of our Class A common stock in a private placement at a price of $20.00 per share, resulting in net proceeds to us of $76.2 million after deducting underwriting discounts and commissions and estimated expenses payable in connection with the IPO.

In September 2012, we sold 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. We received net proceeds of $156.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

Note 10.	Share-Based Awards

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

Stock Options

All stock options outstanding at September 30, 2012 are nonqualified stock options. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an award is ten years from the date of grant. Any portion of an award that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested awards after 3 months or 12 months following their termination of employment, depending on the reason for the termination. Awards granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for awards granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the grant date.

The following table summarizes stock option activity for the year ended December 31, 2011 and the nine months ended September 30, 2012:

	Options Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,021,571	5,010,310	$4.03	4.48	$3,843,806
Authorized increase in plan shares	1,477,514	—	—
Granted	(1,688,636)	1,688,636	10.25
Exercised	—	(1,169,115)	2.50
Forfeited or cancelled	168,575	(168,575)	7.05

Outstanding at December 31, 2011	979,024	5,361,256	6.23	4.51	89,749,207
Authorized increase in plan shares	1,053,231	—	—
Granted	(1,200,310)	1,200,310	31.00
Exercised	—	(1,454,663)	4.60
Forfeited or cancelled	90,281	(90,281)	19.63

Outstanding at September 30, 2012	922,226	5,016,622	12.38	4.78	149,491,719
Vested and exercisable at September 30, 2012		2,191,996	6.09	3.67	79,118,121

The fair value of options granted, excluding Nonemployee Director Awards, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	49%	50%	49%-52%	50%-52%
Expected dividend yields	—	—	—	—
Risk-free interest rate	0.52% - 0.54%	0.80% - 1.15%	0.52% - 0.91%	0.80% - 2.00%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$16.21	$12.96	$14.66	$3.73

In March 2012, stock options for 45,005 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $11.52 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.43%, and a weighted-average expected life of 3.5 years. During the three and nine months ended September 30, 2012, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0 and $0.5 million, respectively, and is included in general and administrative expenses.

Restricted Stock

In consideration for the acquisition of substantially all of the operating assets of Diverse Solutions, Inc. (“Diverse Solutions”) under the terms of the asset purchase agreement, Zillow issued to Diverse Solutions 75,000 restricted shares of Zillow’s Class A common stock effective on October 31, 2011. The grant date fair value of the restricted shares is approximately $2.2 million. One-third of the restricted shares vested and are no longer subject to forfeiture as of October 31, 2012, the first anniversary of the vesting commencement date. The remaining shares will vest ratably over the twenty-four months following such first anniversary, subject to Justin LaJoie’s (the controlling shareholder of Diverse Solutions) continued employment or service to Zillow. In the event of Mr. LaJoie’s termination of service by Zillow without cause or by Mr. LaJoie for good reason, any unvested shares on the date of such termination will become vested and no longer subject to forfeiture.

The fair value of the restricted shares relates to post-combination services and will be recorded as share-based compensation expense over the vesting period. As of September 30, 2012, there was $1.5 million of total unrecognized compensation cost related to the restricted shares.

Restricted Stock Units

Pursuant to the terms of the Agreement and Plan of Merger entered into between RentJuice, Zillow and certain other parties, Zillow adopted a retention bonus plan in connection with the closing of the merger pursuant to which restricted stock units for 280,961 shares of our Class A common stock were granted on July 26, 2012 to former employees of RentJuice who accepted employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the merger. The grant date fair value of the restricted shares is approximately $11.2 million. Twenty-five percent of each restricted stock unit award will vest on May 31, 2013, and the remainder will vest in substantially equal installments each three-month period thereafter for three years, subject to the recipient’s continued full-time employment or service to Zillow. In the event of termination of service by Zillow of a founder of RentJuice without cause, resignation by such founder of RentJuice for good reason or upon death or disability, any unvested units held by such founder will become vested units, and such founder of RentJuice will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit.

The fair value of the restricted stock units relates to post-combination services and will be recorded as share-based compensation expense over the vesting period. As of September 30, 2012, there was $10.4 million of total unrecognized compensation cost related to the restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$94	$48	$271	$134
Sales and marketing	870	85	1,349	259
Technology and development	374	135	1,182	311
General and administrative	374	220	1,553	587

Total	$1,712	$488	$4,355	$1,291

Note 11.	Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period. In the calculation of basic net income (loss) per share attributable to common shareholders, undistributed earnings are allocated assuming all earnings during the period were distributed. Net income is first allocated to the Series A, Series B and Series C convertible preferred shareholders, as the convertible preferred stock is a participating security and the preferred shareholders have contractual preferential rights to distributions. For the three months ended September 30, 2011, the net loss is allocated entirely to the Class A common stock, Class B common stock and Class C common stock. For the nine months ended September 30, 2011, all income was allocated to Series A, Series B and Series C convertible preferred shareholders, and as a result, there was no income attributable to common shareholders.

Diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock)

outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options and Class A common stock underlying nonvested restricted stock and restricted stock units using the treasury stock method.

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income (loss) per share attributable to common shareholders because they had a dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Class A common stock issuable upon the exercise of stock options	2,142	—	2,324	3,078
Class A common stock underlying nonvested restricted stock	44	—	54	—
Class A common stock underlying nonvested restricted stock units	4	—	—	—

Total Class A common stock equivalents	2,190	—	2,378	3,078

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

Note 12.	Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. We moved into our current headquarters in Seattle, Washington in August 2011 under an operating lease for which we will be obligated to make escalating monthly lease payments beginning in December 2012 and continuing through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington which increases the rentable area of the premises by 21,575 square feet. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. We lease additional office space in San Francisco, California, Irvine, California, Chicago, Illinois and New York, New York.

The operating lease for our prior headquarters in Seattle, Washington, which we vacated in August 2011, expires in February 2013. As a result of vacating the office space, during the year ended December 31, 2011 we recorded a facility exit charge for $1.7 million related to costs that will continue to be incurred under the operating lease for the remaining term. As of September 30, 2012, there was $0.5 million of accrued facility exit costs included in accrued expenses and other current liabilities. A summary of activity for the nine months ended September 30, 2012 related to the facility exit charge accrual is as follows (in thousands):

Balance, beginning of the period	$1,541
Charges and adjustments	83
Less: cash payments	(1,095)

Balance, end of period	$529

Future minimum payments for all operating leases as of September 30, 2012 are as follows (in thousands):

Remainder of 2012	$495
2013	3,178
2014	3,057
2015	3,159
2016	3,263
All future years	21,128

Total future minimum lease payments	$34,280

Rent expense for the three months ended September 30, 2012 and 2011 was $0.7 million and $0.7 million, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was $1.8 million and $1.6 million, respectively.

Purchase Commitments

As of September 30, 2012, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $12.9 million. The amounts due for this content as of September 30, 2012 are as follows (in thousands):

Remainder of 2012	$746
2013	2,988
2014	3,030
2015	3,130
2016	2,238
All future years	817

Total future purchase commitments	$12,949

Line of Credit and Letters of Credit

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of September 30, 2012, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. We also have four outstanding letters of credit totaling $0.6 million as of September 30, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

There have been no material developments in legal proceedings during the nine months ended September 30, 2012. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 13.	Segment Information and Revenue

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

The chief executive officer reviews information about revenue categories for purposes of allocating resources and evaluating financial performance. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Marketplace revenue	$23,616	$11,840	$59,832	$28,443
Display revenue	8,299	7,217	22,681	17,719

Total	$31,915	$19,057	$82,513	$46,162

Note 14.	Subsequent Events

In October 2012, Zillow, The Guru Group, LLC (dba Buyfolio.com), a New York limited liability company (“Buyfolio”), and the members of Buyfolio, entered into a Securities Purchase Agreement providing for the acquisition of Buyfolio by Zillow. Buyfolio is an online and mobile collaborative shopping platform where home shoppers can search, track, organize and discuss for-sale listings with their real estate agent, significant other, or a private group. The acquisition closed in October 2012. Under the terms of the Securities Purchase Agreement, Zillow paid cash and issued to the co-founders of Buyfolio, who were also the sole members, a total of 99,000 restricted shares of Zillow’s Class A common stock effective on October 26, 2012, which shares vest over a four-year period subject to the continued employment with Zillow of the co-founders. The grant date fair value of the restricted shares is approximately $3.7 million.

In November 2012, Zillow, Mortech, Inc., a Nebraska corporation (“Mortech”), Don Kracl, Judy Kracl and Jason Steele (who are the shareholders of Mortech), and Don Kracl, in his capacity as shareholder representative, entered into a Stock Purchase Agreement providing for the acquisition of Mortech by Zillow. Mortech is a software and services company that provides mortgage-related solutions to lenders, bankers, credit unions and smaller community lenders. In consideration for the acquisition of all of the outstanding capital stock of Mortech from the shareholders, Zillow will (a) pay to the shareholders approximately $12 million in cash, less certain transactions expenses and other costs and as adjusted at closing based on Mortech’s net working capital, and (b) issue to the shareholders a total of 150,000 restricted shares of the Zillow’s Class A common stock, which will vest over a three-year period from the closing date (25% after the first year and the remaining portion in equal installments after the second and third years) subject to the achievement of certain performance metrics relating to Mortech’s business and the continued employment with Zillow of Mortech’s president, Don Kracl, and chief technology officer, Jason Steele. In connection with the closing, $1,800,000 of the cash consideration and 75,000 of the restricted shares will be deposited in a third-party escrow account to secure certain indemnification obligations of the shareholders. The Stock Purchase Agreement contains customary representations, warranties and covenants of the parties as well as conditions to closing, including, among other things, receipt of third party consents and the absence of a material adverse effect on Mortech. The acquisition of Mortech is expected to close in the fourth quarter of 2012.

Both of these transactions will be accounted for as business combinations. The fair value of the restricted shares issued in connection with these business combinations relates to post-combination services and will be recorded as share-based compensation expense over the vesting period of the awards. We have not yet completed our accounting for the acquisitions; however, we expect that the majority of the purchase price for the acquisitions will be allocated to goodwill and other identifiable intangible assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” those items listed in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, and also those items listed in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are the leading real estate information marketplace. In addition to Zillow.com, we also operate Zillow Mobile, our suite of mobile real estate applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get the competitive mortgage rates, and Zillow Rentals, a marketplace and suite of tools for rental professionals.

Zillow provides information about homes, real estate listings and mortgages through our mobile applications and websites, enabling homeowners, buyers, sellers and renters to connect with real estate and mortgage professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes — homes for sale, homes for rent and homes not currently on the market — attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 35 million homes and added more than 115 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it through our industry-leading mobile applications and websites that enable consumers to access our information when they are curbside viewing homes. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

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

During the three months ended September 30, 2012, we generated revenue of $31.9 million, as compared to $19.1 million in the three months ended September 30, 2011, an increase of 67%. This increase is primarily the result of an 80% increase in our Premier Agent subscribers to 26,703 as of September 30, 2012 from 14,876 as of September 30, 2011, as well as significant growth in traffic to our mobile applications and websites. There were approximately 36.1 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2012 compared to 24.2 million average monthly unique users for the three months ended September 30, 2011, representing year-over-year growth of 49%.

As of September 30, 2012, we had 508 full-time employees, compared to 329 full-time employees as of December 31, 2011.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable our users to connect with real estate and mortgage professionals, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Beginning in October 2011, we measure unique users with Google Analytics. Prior to October 2011, we measured monthly unique user metrics with Omniture analytical tools. We believe Google Analytics and Omniture result in materially consistent measurements of our monthly unique users.

	Average Monthly Unique Users for the Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands)
Unique Users	36,096	24,238	49%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a monthly fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At September 30,		2011 to 2012 % Change
	2012	2011
Premier Agent Subscribers	26,703	14,876	80%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue primarily consists of subscriptions sold to real estate agents under our Premier Agent program and CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders.

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

Since the launch of our Premier Agent subscription product, we have historically charged for this product based upon a percentage of the total Platinum Premier Agent views in the zip code rather than the number of impressions actually delivered. In the first three quarters of 2012, we began testing sales of our Platinum Premier Agent subscription product based upon charging for the number of impressions delivered in zip codes purchased. We began testing this impression-based sales model for our Platinum Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and increasing demand by real estate agents for access to our home shoppers. We continue to evaluate the method of charging based upon impressions purchased and delivered, up to a maximum number per month, and expect to apply this method more broadly to our existing subscriber base in the fourth quarter of 2012. In our history of building our real estate and other marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to increase access to our inventory and align our revenue opportunities with the growth in usage of our mobile and web platforms.

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

Income Taxes

We are subject to federal and state income taxes in the United States. During the nine months ended September 30, 2012 and 2011, we did not have taxable income, and we are not projecting taxable income for the year ending December 31, 2012. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2012 and December 31, 2011 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $68.6 million as of December 31, 2011, which are available to reduce future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$31,915	$19,057	$82,513	$46,162
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	3,623	3,084	10,237	7,614
Sales and marketing (1)	14,118	7,035	34,586	18,150
Technology and development (1)	6,687	3,849	17,535	10,148
General and administrative (1) (3)	5,192	5,695	14,869	10,151

Total costs and expenses	29,620	19,663	77,227	46,063

Income (loss) from operations	2,295	(606)	5,286	99
Other income	39	36	104	79

Net income (loss)	$2,334	$(570)	$5,390	$178

Net income (loss) attributable to common shareholders	$2,334	$(570)	$5,390	$—

Net income per share attributable to common shareholders - basic	$0.08	$(0.02)	$0.19	$—
Net income per share attributable to common shareholders - diluted	$0.07	$(0.02)	$0.17	$—
Weighted-average shares outstanding - basic	30,040	24,020	29,115	17,141
Weighted-average shares outstanding - diluted	32,230	24,020	31,493	20,220
Other Financial Data:
Adjusted EBITDA (4)	$7,624	$3,654	$18,343	$8,556

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$94	$48	$271	$134
Sales and marketing	870	85	1,349	259
Technology and development	374	135	1,182	311
General and administrative	374	220	1,553	587

Total	$1,712	$488	$4,355	$1,291

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$3,198	$1,461	$7,576	$3,918

(3) General and administrative includes a facility exit charge as follows:	$—	$1,737	$—	$1,737

(4)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	11	16	12	16
Sales and marketing	44	37	42	39
Technology and development	21	20	21	22
General and administrative	16	30	18	22

Total costs and expenses	93	103	94	100

Income (loss) from operations	7	(3)	6	0
Other income	0	0	0	0

Net income (loss)	7%	(3)%	6%	0%

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$2,334	$(570)	$5,390	$178
Other income	(39)	(36)	(104)	(79)
Depreciation and amortization expense	3,617	2,035	8,702	5,429
Share-based compensation expense	1,712	488	4,355	1,291
Facility exit charge	—	1,737	—	1,737

Adjusted EBITDA	$7,624	$3,654	$18,343	$8,556

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Revenue:
Marketplace revenue	$23,616	$11,840	99%
Display revenue	8,299	7,217	15%

Total	$31,915	$19,057	67%

	Three Months Ended September 30,
	2012	2011
Percentage of Revenue:
Marketplace revenue	74%	62%
Display revenue	26%	38%

Total	100%	100%

Overall revenue increased by $12.9 million, or 67%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Marketplace revenue increased by 99%, and display revenue increased by 15%. Marketplace revenue grew to $23.6 million for the three months ended September 30, 2012 from $11.8 million for the three months ended September 30, 2011, an increase of $11.8 million. Marketplace revenue represented 74% of total revenue for the three months ended September 30, 2012 compared to 62% of total revenue for the three months ended September 30, 2011. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 26,703 as of September 30, 2012 from 14,876 as of September 30, 2011, representing growth of 80%. The increase in marketplace revenue was also partially attributable to an 11% increase in the average monthly revenue per subscriber to $270 for the three months ended September 30, 2012 from $242 for the three months ended September 30, 2011. We calculate our average monthly revenue per subscriber by dividing the revenue generated by our Premier Agent subscription products in the period by the average number of Premier Agent subscribers in the period, divided again by the number of months in the period. The average number of Premier Agent subscribers is derived by calculating the average of the beginning and ending number of Premier Agent subscribers for the period. The increase in average monthly revenue per subscriber was primarily driven by price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

The following table presents our average monthly revenue per subscriber for each of the periods presented (unaudited):

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Average Monthly Revenue per Subscriber	$270	$263	$263	$258	$242	$233	$206

The average monthly revenue per subscriber increased sequentially during each of the quarters presented above, with the exception of the three months ended June 30, 2012 compared to the three months ended March 31, 2012. The quarterly increases in average monthly revenue per subscriber have primarily been driven by price increases supported by growth in our audience across our mobile and desktop platforms demonstrated by increases in our average monthly unique users, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform. The average monthly revenue per subscriber remained unchanged for the three months ended June 30, 2012 compared to the three months ended March 31, 2012, primarily because we began to monetize the third position in our buyer’s agent list in June 2012, resulting in an increase in the number of subscribers to our premier agent program as of June 30, 2012 compared to March 31, 2012, but for which the related increase in revenue is weighted more heavily to future periods.

Display revenue was $8.3 million for the three months ended September 30, 2012 compared to $7.2 million for the three months ended September 30, 2011, an increase of $1.1 million. Display revenue represented 26% of total revenue for the three months ended September 30, 2012 compared to 38% of total revenue for the three months ended September 30, 2011. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 36.1 million average monthly unique users for the three months ended September 30, 2012 from 24.2 million average monthly unique users for the three months ended September 30, 2011, representing growth of 49%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Cost of revenue	$3,623	$3,084	17%

Cost of revenue was $3.6 million for the three months ended September 30, 2012 compared to $3.1 million for the three months ended September 30, 2011, an increase of $0.5 million, or 17%. The increase in cost of revenue was primarily attributable to increased credit card and ad serving fees of $0.3 million, increased headcount related expenses of $0.2 million, including share-based compensation, driven by growth in headcount, and a $0.4 million increase in various miscellaneous expenses, including data center operations and other costs paid to third parties. The increase in cost of revenue was partially offset by a $0.4 million decrease in revenue sharing costs related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011. We expect our cost of revenue to increase in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Sales and marketing	$14,118	$7,035	101%

Sales and marketing expenses were $14.1 million for the three months ended September 30, 2012 compared to $7.0 million for the three months ended September 30, 2011, an increase of $7.1 million, or 101%. The increase was primarily due to a $3.2 million increase in headcount related expenses, including share-based compensation, driven by growth in the size of our sales team to promote our marketplace business, and an increase of $3.1 million in marketing and advertising expenses, primarily related to testing of advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. The remaining increase of $0.8 million was primarily the result of consulting costs to support our marketing and advertising spend. We expect our sales and marketing expenses to increase in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Technology and development	$6,687	$3,849	74%

Technology and development expenses, which include research and development costs, were $6.7 million for the three months ended September 30, 2012 compared to $3.8 million for the three months ended September 30, 2011, an increase of $2.8 million, or 74%. Approximately $1.7 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. Amortization expense for the three months ended September 30, 2012 included $0.5 million of additional amortization expense recorded for a trademark intangible asset related to an acquisition, based on a change in the estimated useful life of the intangible asset. Approximately $0.8 million of the increase related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives. The remaining increase of $0.3 million was primarily the result of additional consulting costs.

Amortization expense included in technology and development for capitalized website development costs was $1.8 million and $1.1 million, respectively, for the three months ended September 30, 2012 and 2011. Amortization expense included in technology and development for purchased data content intangible assets was $0.5 million and $0.3 million, respectively, for the three months ended September 30, 2012 and 2011. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $0.9 million and $0.1 million, respectively, for the three months ended September 30, 2012 and 2011. Other data content expense was $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2012 and 2011. While we expect our technology and development expenses to increase over time as we continue to build new mobile and website functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
General and administrative	$5,192	$5,695	(9%)

General and administrative expenses were $5.2 million for the three months ended September 30, 2012 compared to $5.7 million for the three months ended September 30, 2011, a decrease of $0.5 million, or 9%. The decrease in general and administrative expenses was primarily a result of a decrease in expense of $1.7 million related to a facility exit charge that was recorded during the three months ended September 30, 2011, offset by an increase of $0.3 million in headcount related expenses, including share-based compensation, driven primarily by growth in headcount. The remaining $0.9 million offsetting increase was the result of increases in various miscellaneous expenses, including professional service fees, state and local taxes and bad debt expense. Although general and administrative expenses may increase in the near term, we expect these expenses will decrease as a percentage of revenue in the long term.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Revenue:
Marketplace revenue	$59,832	$28,443	110%
Display revenue	22,681	17,719	28%

Total	$82,513	$46,162	79%

	Nine Months Ended September 30,
	2012	2011
Percentage of Revenue:
Marketplace revenue	73%	62%
Display revenue	27%	38%

Total	100%	100%

Overall revenue increased by $36.4 million, or 79%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Marketplace revenue increased by 110%, and display revenue increased by 28%.

Marketplace revenue grew to $59.8 million for the nine months ended September 30, 2012 from $28.4 million for the nine months ended September 30, 2011, an increase of $31.4 million. Marketplace revenue represented 73% of total revenue for the nine months ended September 30, 2012 compared to 62% of total revenue for the nine months ended September 30, 2011. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 26,703 as of September 30, 2012 from 14,876 as of September 30, 2011, representing growth of 80%. The increase in marketplace revenue was also partially attributable to a 10% increase in the average monthly revenue per subscriber to $261 for the nine months ended September 30, 2012 from $237 for the nine months ended September 30, 2011. The increase in average monthly revenue per subscriber was primarily driven by price increases supported by growth in our audience across our mobile and desktop platform, as well as increased inventory sales to existing Premier Agent subscribers looking to expand their presence on our platform.

Display revenue was $22.7 million for the nine months ended September 30, 2012 compared to $17.7 million for the nine months ended September 30, 2011, an increase of $5.0 million. Display revenue represented 27% of total revenue for the nine months ended September 30, 2012 compared to 38% of total revenue for the nine months ended September 30, 2011. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites which increased to 36.1 million average monthly unique users for the three months ended September 30, 2012 from 24.2 million average monthly unique users for the three months ended September 30, 2011, representing growth of 49%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory.

Cost of Revenue

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Cost of revenue	$10,237	$7,614	34%

Cost of revenue was $10.2 million for the nine months ended September 30, 2012 compared to $7.6 million for the nine months ended September 30, 2011, an increase of $2.6 million, or 34%. The increase in cost of revenue was partially attributable to a $0.7 million increase in headcount related expenses, including share-based compensation, driven by growth in headcount, and a $0.7 million increase in credit card and ad serving fees. The remaining increase of $1.2 million was primarily the result of a $0.4 million increase in revenue sharing costs related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011, a $0.3 million increase in multiple listing fees and data entry fees, as well as increases in various miscellaneous expenses, including data center operations.

Sales and Marketing

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Sales and marketing	$34,586	$18,150	91%

Sales and marketing expenses were $34.6 million for the nine months ended September 30, 2012 compared to $18.2 million for the nine months ended September 30, 2011, an increase of $16.4 million, or 91%. The increase was primarily the result of a $7.6 million increase in marketing and advertising expenses, primarily related to testing of advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and growth in headcount related expenses of $7.1 million, including share-based compensation, driven primarily by an increase in the size of our sales team to promote our marketplace business. The remaining increase of $1.7 million was primarily the result of additional consulting costs to support our marketing and advertising spend.

Technology and Development

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Technology and development	$17,535	$10,148	73%

Technology and development expenses, which include research and development costs, were $17.5 million for the nine months ended September 30, 2012 compared to $10.1 million for the nine months ended September 30, 2011, an increase of $7.4 million, or 73%. Approximately $3.7 million of the increase was the result of amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. Amortization expense for the nine months ended September 30, 2012 included $0.5 million of additional amortization expense recorded for a trademark intangible asset related to an acquisition, based on a change in the estimate useful life of the intangible asset. Approximately $3.0 million of the increase related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives, and the remaining increase of $0.7 million was primarily the result of additional engineering consulting costs and other miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $4.6 million and $3.0 million, respectively, for the nine months ended September 30, 2012 and 2011. Amortization expense included in technology and development for purchased data content intangible assets was $1.5 million and $0.7 million, respectively, for the nine months ended September 30, 2012 and 2011. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $1.5 million and $0.2 million, respectively, for the nine months ended September 30, 2012 and 2011. Other data content expense was $0.3 million and $0.6 million, respectively, for the nine months ended September 30, 2012 and 2011.

General and Administrative

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
General and administrative	$14,869	$10,151	46%

General and administrative expenses were $14.9 million for the nine months ended September 30, 2012 compared to $10.2 million for the nine months ended September 30, 2011, an increase of $4.7 million, or 46%. The increase in general and administrative expenses was a result of an increase of $2.3 million in headcount related expenses, including share-based compensation, driven primarily by growth in headcount, a $0.9 million increase in professional services fees, including $0.7 million of costs incurred in connection with our acquisition of RentJuice, a $0.8 million increase in building lease related expenses including rent, utilities and insurance, a $0.8 million increase in state and local taxes, including the impact of a $0.3 million tax credit received in 2011 relating to a refund of certain state and local taxes from 2006 to 2009, which resulted in less state and local tax expense during the nine months ended September 30, 2011, a $0.4 million increase in travel and meals expense, an increase of $0.2 million in business and license fees, and a $0.8 million increase in various other miscellaneous expenses including bad debt expense and consulting. The increase in general and administrative expenses was partially offset by a decrease in expense of $1.7 million related to a facility exit charge that was recorded during the nine months ended September 30, 2011.

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

In September 2012, we sold 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. The nets proceeds for all shares sold by us in the public offering were approximately $156.7 million after deducting underwriting discounts and commissions of approximately $7.9 million and additional offering-related expenses of $0.7 million, for total expenses of $8.6 million. We received no proceeds from the sale of our Class A common stock by the selling shareholders. The net offering proceeds have been invested into money market funds.

As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents and short-term and long-term investments of $228.9 million and $92.1 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Short-term and long-term investments as of September 30, 2012 and December 31, 2011 consisted of U.S. government agency securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of September 30, 2012, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. We also have four outstanding letters of credit totaling $0.6 million as of September 30, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

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

In October 2012, Zillow, The Guru Group, LLC (dba Buyfolio.com), a New York limited liability company (“Buyfolio”), and the members of Buyfilio, entered into a Securities Purchase Agreement providing for the acquisition of Buyfolio by Zillow. Buyfolio is an online and mobile collaborative shopping platform where home shoppers can search, track, organize and discuss for-sale listings with their real estate agent, significant other, or a private group. The acquisition closed in October 2012. Under the terms of the Securities Purchase Agreement, Zillow paid cash and issued to the co-founders of Buyfolio, who were also the sole members, a total of 99,000 restricted shares of Zillow’s Class A common stock effective on October 26, 2012, which shares vest over a four-year period subject to the continued employment with Zillow of the co-founders. The grant date fair value of the restricted shares is approximately $3.7 million.

In November 2012, Zillow, Mortech, Inc., a Nebraska corporation (“Mortech”), Don Kracl, Judy Kracl and Jason Steele (who are the shareholders of Mortech), and Don Kracl, in his capacity as shareholder representative, entered into a Stock Purchase Agreement providing for the acquisition of Mortech by Zillow. Mortech is a software and services company that provides mortgage-related solutions to lenders, bankers, credit unions and smaller community lenders. In consideration for the acquisition of all of the outstanding capital stock of Mortech from the shareholders, Zillow will (a) pay to the shareholders approximately $12 million in cash, less certain transactions expenses and other costs and as adjusted at closing based on Mortech’s net working capital, and (b) issue to the shareholders a total of 150,000 restricted shares of the Zillow’s Class A common stock, which will vest over a three-year period from the closing date (25% after the first year and the remaining portion in equal installments after the second and third years) subject to the achievement of certain performance metrics relating to Mortech’s business and the continued employment with Zillow of Mortech’s president, Don Kracl, and chief technology officer, Jason Steele. The acquisition of Mortech is expected to close in the fourth quarter of 2012, subject to the satisfaction of customary closing conditions.

The following table presents selected cash flow data for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$22,500	$14,019
Cash flows used in investing activities	(44,982)	(7,966)
Cash flows provided by financing activities	163,414	77,482

Cash Flows Provided By Operating Activities

For the nine months ended September 30, 2012, net cash provided by operating activities was $22.5 million. This was primarily driven by net income of $5.4 million, adjusted by depreciation and amortization expense of $8.7 million and share-based compensation expense of $4.4 million, and an increase in the balance of deferred rent of $1.6 million. Changes in operating assets and liabilities increased cash provided by operating activities by $1.2 million.

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

For the nine months ended September 30, 2012, net cash used in investing activities was $45.0 million. This was the result of $36.4 million paid in connection with the acquisition of RentJuice, net of cash acquired of $2.0 million, $12.2 million of purchases for property and equipment and intangible assets, partially offset by $3.6 million of net proceeds from maturities of investments.

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

Cash Flows Provided By Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities was approximately $163.4 million, which was primarily the result of $156.7 million in proceeds to us from the public offering of our Class A common stock that closed in September 2012. In addition, we received approximately $6.7 million in proceeds from the issuance of Class A common stock from the exercise of stock options for the nine months ended September 30, 2012.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Contractual Obligations

The following table provides a summary of our contractual obligations as of September 30, 2012:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$34,280	$2,963	$6,130	$6,578	$18,609
Purchase obligations	12,949	2,988	6,110	3,851	—

Total	$47,229	$5,951	$12,240	$10,429	$18,609

We have various operating leases for office space and equipment. We have entered into an operating lease for our current headquarters in Seattle, Washington under which we will be obligated to make payments beginning in December 2012 through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington which increases the rentable area of the premises by 21,575 square feet. Our prior headquarters in Seattle, Washington is under an operating lease expiring in February 2013. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and will continue over a period of ten years. We lease additional office space in San Francisco, California, Irvine, California, Chicago, Illinois and New York, New York. We also have purchase obligations for content related to our mobile applications and websites. We do not have any debt or capital lease obligations. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

We do not have any long-term borrowings as of September 30, 2012 or December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in legal proceedings during the quarter ended September 30, 2012. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011. However, you should carefully consider the factors discussed in such sections of our Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2012.

Use of Proceeds from Registered Securities

On July 25, 2011 in connection with our initial public offering of our Class A common stock (IPO), we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The aggregate gross proceeds for all shares sold by us in the IPO were $79,626,000. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173570), which was declared effective by the SEC on July 19, 2011, and a prospectus filed pursuant to Rule 424(b) of the Securities Act. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2012	ZILLOW, INC.

	By:	/S/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer