Form 10-K
period 2012-12-31
ZILLOW INC
filed 2013-02-22
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☑

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $497,366,929.

As of February 15, 2013, 26,477,650 shares of the Registrant’s Class A common stock and 7,462,562 shares of the Registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

ZILLOW, INC.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2012

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

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, and we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1. Business

Mission

Our mission is to build the most trusted and vibrant home-related marketplace to empower consumers with information and tools to make smart decisions about homes.

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with the best local professionals. In addition to our websites, including Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Buyfolio, Mortech and HotPads. Zillow was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

We maintain an unwavering commitment to providing consumers free access to as much useful information as possible. Our living database of more than 110 million U.S. homes includes homes for sale, homes for rent and homes not currently on the market, and attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 37 million homes and have added nearly 100 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes such as property facts, listing information, and purchase and sale data. We provide this information to our users through our industry-leading mobile applications that allow consumers to access our information when they are curbside, viewing homes, and through our websites.

Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. We present residential real estate data in ways that have changed the way consumers search for, find and understand home-related information and make real estate decisions.

Consumers increasingly are turning to the Internet and mobile devices for real estate information. For the three months ended December 31, 2012, more than 34.5 million average monthly unique users visited Zillow’s mobile applications and websites, representing year-over-year growth of 47%. Over 50% of our home views now occur on a mobile device. We operate the most popular suite of mobile real estate applications across all major mobile platforms. During December 2012, 143 million homes were viewed on Zillow on a mobile device, or 53 homes per second. We monetize our marketplace businesses on mobile in the same way we do on our web platform.

Real estate, rental, mortgage and home improvement professionals are a critical part of home-related marketplaces. We enable consumers to find and connect with local professionals best suited to meet their needs. We have created a trusted and transparent marketplace where consumers can search and read reviews on local real estate, rental, mortgage and home improvement professionals and contact those professionals on their own terms. Consumers initiate contact through our marketplaces when they are ready to speak with professionals—providing those professionals with access to highly qualified clients and giving consumers control over their decision-making process.

Our home-related marketplaces benefit from network effects. As more consumers come to our mobile applications and websites to use our products and services, more real estate, rental, mortgage and home improvement professionals contribute content to distinguish themselves, thereby making our marketplaces more useful and attracting additional consumers.

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals and brand advertisers. Our revenue has grown significantly since our initial website launch in 2006. For the year ended December 31, 2012, we generated revenue of $116.9 million, as compared to $66.1 million for the year ended December 31, 2011, an increase of 77%.

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

Large Market Opportunities

Residential real estate is one of the largest sectors of the U.S. economy and supports millions of professionals that provide services related to home purchase and sale, rental, home financing, and home maintenance and improvement. Based on external and internal assessments, we believe our current addressable markets include the following:

Purchase and Sale—Sales of existing and new homes in the United States in 2011 had an aggregate transaction value of approximately $994 billion, according to data published in May 2012 by the U.S. Census Bureau and the National Association of REALTORS®, or NAR. In an effort to acquire new client relationships and sell homes, U.S. real estate agents and brokers were projected to spend an estimated $6.9 billion on residential advertising in 2012, according to a forecast from Borrell Associates released in 2012. In addition, U.S. real estate developers were projected to spend an estimated $1.3 billion on residential advertising in 2012, also according to a forecast from Borrell Associates released in 2012.

Rentals—U.S. rental property managers and landlords were projected to spend an estimated $2.2 billion on residential advertising in 2012, according to a forecast from Borrell Associates released in 2012. In the United States, there were 93 million people residing in rental housing units, according to data published by the U.S. Census Bureau in 2011. In the first quarter of 2012, there were approximately 43.4 million rental housing units in the United States, with nearly 9% vacant, according to data published by the U.S. Census Bureau in April 2012. Over 70% of movers in 2011 were renters, according to the U.S. Census Bureau migration data.

Home Financing—U.S. residential mortgage providers were projected to spend approximately $3.6 billion in 2012 marketing their services and loan products to mortgage borrowers, according to a forecast from Borrell Associates released in 2012.

Home Improvement—Spending on advertising by the home improvement industry was expected to be approximately $6.0 billion in 2012, according to a forecast from Borrell Associates released in 2012. Additionally, it is estimated that approximately $300 billion was spent on home improvement and repairs in 2012, according to a January 2013 report from the Joint Center for Housing Studies of Harvard University.

Display Advertising—We estimate that companies seeking to reach consumers spent approximately $7.2 billion in 2011 on Web display and mobile display advertising, based on data published by the Interactive Advertising Bureau in 2012 and excluding our estimate of display advertising by real estate agents and brokers, real estate developers, rental property managers and landlords and mortgage providers based on a forecast of 2012 advertising from Borrell Associates released in 2012.

Highly Fragmented, Local and Complex Market

The market for residential real estate transactions and home-related services is highly fragmented, local and complex. Each home has unique characteristics, including location, value, size, style, age and condition. Each consumer approaches home-related transactions with a personal set of objectives, priorities and values. Real estate agents generally operate in local markets as independent contractors with different experiences and skills. These conditions create challenges for consumers and real estate, rental, mortgage and home improvement professionals alike. Consumers are challenged to find information about homes and to find real estate, rental and mortgage professionals who fit their individual needs. Real estate, rental, mortgage and home improvement professionals are challenged to efficiently advertise their services and identify new clients, and to measure the effectiveness of their marketing efforts.

Absence of Consumer Orientation

Historically, consumers had minimal access to comprehensive and objective residential real estate data, even though many home-related decisions are extraordinarily information-intensive. While real estate, rental, mortgage and home improvement professionals had some data, consumers did not have free, independent and easy access to it. Even when accessible, the data was difficult to interpret and analyze.

Increasing Role of Mobile Technologies and the Internet

Consumers are increasingly turning to mobile devices and the Internet to access real estate information. With the widespread adoption of mobile and location-based technologies, consumers increasingly expect home-related information to be available on their mobile devices where, when and how they want it. Over 50% of our home views now occur on mobile devices. We believe that the technological platform shift from desktop computers to mobile devices benefits technology leaders like Zillow who are quick to innovate.

Competitive Advantages

We believe we have the following competitive advantages:

•

Inimitable Database of Homes. Our living database of homes is the result of years of substantial investment, sophisticated economic and statistical analysis, complex data aggregation and millions of user contributions. Our dynamic and comprehensive living database includes detailed information on more than 110 million U.S. homes, and includes homes for sale, for rent and recently sold, as well as properties not currently on the market. This database is central to the value we provide to consumers and real estate, rental, mortgage and home improvement professionals. It contains extensive information that users can search, through an easy-to-use interface, to identify, analyze and compare homes. Our database is relevant to a broad range of users, including buyers, sellers, renters, homeowners, real estate agents and other real estate professionals. It includes information such as:

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

We refer to the database as “living” because the information is continually updated by the combination of our proprietary algorithms, synthesis of third-party data from hundreds of sources, and through improvements by us and, importantly, by our community of users. User-generated content from owners, agents and others enriches our database with photos and additional property information. More than 20 million pieces of user-generated content have been manually contributed to Zillow, and this is growing by more than 650,000 contributions per month. Individuals and businesses that use Zillow have updated information on more than 37 million homes in our database and added nearly 100 million home photos, creating exclusive home profiles available nowhere else. Our inimitable database enables us to create content, products and services not available elsewhere, and attracts an active, vibrant community of users. As of December 31, 2012, we had published nearly 225,000 reviews of local real estate agents and nearly 26,000 reviews of mortgage professionals submitted by our users, and our users had submitted more than 635,000 questions and answers in our discussion forum, Zillow Advice. Zillow Advice allows consumers to ask questions of real estate, rental, mortgage and home improvement professionals and other consumers and quickly learn more about homes and real estate topics of interest. In particular, many of our dedicated active contributors devote substantial time sharing their expertise about Zillow and the real estate market on Zillow Advice. Real estate, rental, mortgage and home improvement professionals who participate in Zillow Advice play a key role in helping to educate consumers, and benefit from exposure to consumers and resulting referrals.

•

Zestimates, Rent Zestimates and Digs Estimates. We have developed industry-leading automated home valuation models that use advanced statistical methods and complex, proprietary algorithms. We use these models to provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. Based on our Zestimates, we produce Zillow Home Value Indexes at the neighborhood, zip code, city, metropolitan statistical area, county and national levels. Our Zillow Home Value Indexes have been cited by government entities such as the Federal Reserve Bank and the Congressional Oversight Panel, university studies and respected national publications. For historical comparisons, we provide up to 15 years of Zestimate history on each home and valuable information about property and real estate market trends. Our Zestimates, Rent Zestimates and Zillow Home Value Indexes allow consumers to evaluate homes and neighborhoods, and to easily evaluate historical trends, as they contemplate critical home-related decisions. Approximately 75% of all U.S. homes have been “Zillowed”. With Zillow Digs, home shoppers and homeowners can find visual inspiration and understand the real cost of remodeling projects. Users can browse tens of thousands of photos and see Zillow’s proprietary Digs Estimates for the estimated cost, based on where they live, of the actual bathrooms and kitchens they are viewing. Unique to Zillow, Digs Estimates give consumers the estimated cost of thousands of real bathrooms and kitchens in Zillow Digs’ ever-increasing portfolio of photos and are computed using Zillow’s proprietary algorithm, which includes real-world data from local contractors such as size, materials, finish level, and regional labor and material rates. The Digs Estimates’ patent-pending technology helps home shoppers and homeowners create more realistic budgets appropriate for their specific market.

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

•

Powerful Brand and Scale. We have established a powerful brand identity and built a large user community in a short time. The majority of our traffic comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow brand. During December 2012, 34.7 million unique users visited Zillow’s mobile applications and websites, representing year-over-year growth of 48%.

•

Mobile Leadership and Monetization. Shopping for a home is a far more meaningful consumer experience when it occurs curbside, untethered and on location, so we have developed and operate the most popular suite of mobile real estate applications across all major platforms. In December 2012, 143 million homes, or 53 homes per second, were viewed on Zillow on a mobile device, representing over 50% of our home views. Our suite of mobile applications includes 23 distinct real estate, rental, mortgage and home improvement applications that enable people to access and analyze information where, when and how they want it. We monetize our marketplace businesses on our mobile platform in the same way we do on our web platform.

•

Multiple Robust Home-Related Marketplaces. We have created trusted and transparent marketplaces in real estate, rentals, mortgages and home improvement where consumers can identify and connect with local professionals that are best suited to meet their needs. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Technology Solutions for Professionals. We offer a suite of marketing and technology solutions to help real estate, rental and mortgage professionals grow their businesses and personal brands.

•

Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, in Zillow Mortgage Marketplace consumers can anonymously submit mortgage loan requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders. Consumers can then choose to contact those lenders at their discretion. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. For the year ended December 31, 2012, consumers submitted nearly 12 million mortgage loan requests in Zillow Mortgage Marketplace.

•

Personalized Experience. We present consumers and real estate, rental, mortgage and home improvement professionals with many opportunities to personalize their Zillow experience, leading to more informed home shopping and financing decisions. Users can save favorite homes on Zillow and receive monthly email updates on changes in those homes’ values, listing status, price changes and other data. Users also can customize “saved searches” for any neighborhood or zip code and receive daily email updates on new homes listed for sale, for rent, or price changes for existing listed homes. Once a favorite home or search parameters are saved on Zillow, a consumer or professional may access these personalized options every time they visit Zillow through a mobile device or on our websites, personalizing a Zillow experience unique to them.

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

•	Leverage Our Mobile Leadership. Innovate and expand our offerings for mobile devices, launching more applications and extending our brand and products across additional mobile platforms.

•

Deepen and Strengthen and Expand Our Marketplaces. Deepen and strengthen our marketplaces by creating new opportunities for high-quality consumer-initiated connections with real estate, rental, mortgage and home improvement professionals when consumers want their services. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Efficiently Increase Brand Awareness. Expand public relations, social media, content distribution and advertising programs to efficiently increase brand awareness.

•

Expand Our Platform. Expand our platform beyond advertising services for real estate, rental, mortgage and home improvement professionals by developing additional marketing and business technology solutions to help those professionals manage and grow their businesses and personal brands.

•

Optimize Opportunities for Premier Agent Participation. Optimize opportunities for Premier Agent participation in our marketplaces through development of a broad variety of marketing and business technology solutions.

•	Leverage Our Sales Force. Leverage our sales force’s expertise with new advertising and technology offerings.

•

Pursue Strategic Opportunities. Pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position, enhance our capabilities and accelerate our growth.

In the year ended December 31, 2012, we completed four acquisitions that align with our growth strategies, including deepening, strengthening and expanding our marketplaces and, in particular, our emerging marketplaces of rentals and mortgages, focusing on consumers and optimizing opportunities for Premier Agent participation. In May 2012, we acquired RentJuice Corporation, a company that provides software tools for the rental industry. RentJuice is operated under Zillow Rentals, representing a strategic expansion of our rentals marketplace by providing us with a comprehensive suite of business and marketing services for rental professionals. We continued the strategic expansion of our rentals marketplace with the acquisition of HotPads, Inc., a map-based rental and real estate search site, in December 2012. HotPads, a consumer-facing company, was acquired to help grow our rental marketplace for consumers and professionals by extending the reach of our marketing tools and productivity solutions for rental professionals. We accelerated the development of another emerging marketplace, Zillow Mortgage Marketplace, with our November 2012 acquisition of Mortech, Inc., a software and services company that provides mortgage-related solutions to lenders, bankers, credit unions and smaller community lenders. With the addition of Mortech, Zillow now delivers valuable marketing and productivity solutions to mortgage professionals to help them manage their business and borrower contacts. To enhance opportunities for Premier Agent participation, Zillow acquired Buyfolio.com, in October 2012. Buyfolio, an online and mobile collaborative shopping platform where home shoppers can search, track, organize and discuss for-sale listings with their real estate agent, significant other, or a private group, enhances the increasing suite of tools Zillow offers to real estate agents in the Premier Agent program. Each of these strategic acquisitions support the expansion of our platform through our suite of marketing and business technology products and services for real estate professionals.

With the introduction of new tools and solutions, such as Zillow® Rentals, Property Management Websites and Premier Agent Websites, we continue to focus on strengthening our marketplaces for both consumers and professionals and enhancing the Premier Agent experience.

Advertising Products and Services

We provide advertising products and services for real estate, rental, mortgage and home improvement professionals that provide useful content for consumers.

Marketplace Advertising

Premier Agent Program

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our original flagship subscription product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. Our multi-tiered Premier Agent advertising program, along with our Diverse Solutions agent website services, our CRM tools, and our Postlets syndication tool, serve as a foundation to extend our platform beyond just marketing services for real estate agents to a platform that also includes other types of trade services and tools we can offer to real estate agents to help them manage and grow their business.

Zillow Mortgage Marketplace

In Zillow Mortgage Marketplace, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. For the year ended December 31, 2012, consumers submitted nearly 12 million mortgage loan requests in Zillow Mortgage Marketplace. Consumers decide if and when to contact the mortgage professionals who provide quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans.

Display Advertising

Our display advertising primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) basis. We offer customers display advertising opportunities on our mobile applications through display ads that are optimized for the mobile experience, on our home page, and on individual web pages, through graphical displays and text links.

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

We use proprietary automated valuation models that apply advanced algorithms to analyze our data to identify relationships within a specific geographic area between home-related data and actual sales prices. Home characteristics, such as square footage, location or the number of bathrooms, are given different weights according to their influence on home sale prices in each specific geography over a specific period of time, resulting in a set of valuation rules, or models, that are applied to generate each home’s Zestimate.

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

Digs Estimates

With Zillow Digs, home shoppers and homeowners can find visual inspiration and understand the real cost of remodeling projects. Users can browse tens of thousands of photos and see Zillow’s proprietary Digs Estimates for the estimated cost, based on where they live, of the actual bathrooms and kitchens they are viewing. Unique to Zillow, Digs Estimates give consumers the estimated cost of thousands of real bathrooms and kitchens in Zillow Digs’ ever-increasing portfolio of photos and are computed using Zillow’s proprietary algorithm, which includes real-world data from local contractors such as size, materials, finish level, and regional labor and material rates. The Digs Estimates’ patent-pending technology helps home shoppers and homeowners create more realistic budgets appropriate for their specific market.

Rich, Searchable Home-Related Data and Analysis

We provide consumers and real estate professionals with a rich set of home-related information. Through our mobile applications or websites, users can access detailed information about homes, including:

Value Information	Zestimate	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Rental price	Zillow Home Value Index Forecasts
	Make Me Move price	Tax-assessed value
	Easy links to county assessor records	Property taxes paid
Digs Estimates

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type

Neighborhood Information	School district	High school
	Elementary school	Walkability
	Middle school	Transit access

Listing Details	Price	Price reductions
	Listing agent information	Days on Zillow
	Listing brokerage information	MLS number
	Link to listing source	Foreclosure stage and details
Rent amount

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

Our team of economists and statisticians generates unbiased local and national real estate data and analysis on 371 metropolitan areas and approximately 9,700 individual neighborhoods that we provide to consumers and real estate, mortgage and rental professionals at no cost. This gives our users access to local market trends and data, such as home price cuts, list to sale price ratio and foreclosure data that was historically not easily obtained, if available at all. Users can compare these metrics across neighborhoods and different time periods using our real-time charting and filtering.

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

A substantial portion of the listings displayed on our mobile applications and websites are provided to us pursuant to a Platform Services Agreement with Threewide Corporation. Under the terms of this agreement, Threewide granted to us a nonexclusive license to display listings on our mobile applications and websites. This agreement has a 48-month term, beginning in April 2011, and renews automatically for additional one year terms unless canceled by either party with 90 days prior notice, subject to earlier termination under limited circumstances.

Marketplace of Real Estate Agents

We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including nearly 225,000 ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization, number of listings and number of contributions to Zillow Advice.

Home-Related Advice and Discussions

Consumers have many questions and often seek advice during various stages of their home-ownership lifecycle. The Zillow Advice section of our Zillow.com website captures questions and discussion topics from our users, both consumers and real estate, mortgage and rental professionals. This allows our consumers to ask questions of other consumers and real estate, rental, mortgage and home improvement professionals and quickly learn more about relevant topics. Our users have submitted more than 635,000 questions and answers to Zillow Advice as of December 31, 2012. Zillow Advice also provides real estate, mortgage and rental professionals with an opportunity to help educate consumers and demonstrate their local expertise. These discussions and content are also indexed and searchable by geography and other custom parameters, allowing users to quickly find the information they seek. Email updates are used to provide ongoing monitoring and delivery of posts related to topics of interest.

Mobile Access

We operate the most popular suite of mobile real estate applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate, mortgage and rental professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer standing curbside at a home for sale can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can call a real estate professional through our mobile applications to get more information or schedule a showing. During December 2012, 143 million homes were viewed on Zillow on a mobile device.

Marketing

At Zillow, marketing starts with product development. We create compelling consumer products that people want to talk about and share. This enables us to execute a robust and viral communications program that is the primary driver of our brand and traffic acquisition efforts. We launched the consumer brand with communications at the core of our marketing strategy, which has allowed us to grow to more than 34.5 million average monthly unique users for the three months ending December 31, 2012. The majority of our traffic and brand awareness comes direct, with demonstrated consumer intent to visit the Zillow brand.

Our communications team includes former print and broadcast journalists who have established Zillow as an authoritative source for information on a broad range of home and real estate-related subjects. A typical week includes commentary from our real estate experts across dozens of national print and broadcast media outlets, guest opinion pieces or blog posts by our chief economist, and wide-ranging national and local media coverage of Zillow products, listings, data and consumer tips. We also produce considerable home and real estate-related content on Zillow Blog that is syndicated across dozens of prominent media sites. Zillow Blog content ranges from real estate market trends, to home financing tips, to celebrity real estate listings.

We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 276 U.S. markets. Data is released on a monthly and quarterly basis, and Zillow data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News, Bloomberg and MSNBC. We believe the considerable effort we have spent on public relations and social media has allowed us to build a large and credible brand.

Our living database of homes creates significant opportunities for home-ownership lifecycle marketing. A typical person will at various times in life be a renter, buyer, homeowner, remodeler, mortgage refinancer or seller, and this presents opportunities to communicate with consumers over many years, not just during a transaction. We actively segment and communicate with our users through email and social media channels.

We believe Zillow has considerable opportunity to increase brand awareness and grow traffic through product development, targeted advertising programs and strategic partnerships. As such, we also selectively advertise to consumers and professionals in various online and offline channels that have tested well for us, as well as pursue strategic partnerships that drive traffic and brand awareness for Zillow.

Sales and Customer Support

Our sales team is responsible for generating advertising customers across our mobile applications and websites.

We primarily use a Seattle-based sales team to sell Premier Agent subscriptions to real estate agents, and in July 2012 we opened a new office in Irvine, California, where we are currently growing our sales team. We also have offices in Lincoln, Nebraska, and San Francisco, California, that support sales in our mortgage and rental marketplaces. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain a field sales team in New York, New York, with additional offices in Chicago, Illinois, and San Francisco, California, to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries.

As part of our sales and distribution strategy, we entered into a strategic relationship with Yahoo! Inc. that launched in the first quarter of 2011. Our sales team serves as the exclusive sales force for real estate agent advertising and certain graphical advertising on the Yahoo! Real Estate site.

We believe that customer support is important to our success. Our customer support team, which is located primarily in Seattle, responds to commercial, technical and consumer issues from our user community and advertisers. The Zillow Advice forum augments our direct customer support by enabling consumers to obtain answers to questions from our employees and other members of our user community, including real estate, mortgage and rental professionals.

Technology and Infrastructure

Zillow is a data- and technology-driven company. Our technical infrastructure, mobile applications and websites are built to provide consumers and real estate, mortgage and rental professionals with access to rich real estate data and powerful online tools to help them accomplish their home-related goals. Many of our services are available through real-time web-based application programming interfaces that allow our information to be easily integrated into third-party websites. We provide HTML and JavaScript-based widgets to allow easy integration of Zillow information onto other websites, with little custom programming. Our technology platform is built using industry-leading third-party software and internally developed software as well as open source technologies. This combination allows for rapid development and release of high-performance software in a cost-effective and scalable manner. For information about our research and development costs, see Note 2 of the accompanying notes to our financial statements included within this annual report.

Our websites are primarily hosted at a third-party facility located in the Seattle area. Additionally, we utilize a third-party web service for cloud computing and storage to assist in service growth and redundancy. Content delivery network solutions have been put in place to ensure fast and local access to content. Development and test environments are located in a data center we manage at our corporate headquarters.

Intellectual Property

We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

Our trademarks registered in the United States and several other jurisdictions include “Zillow,” “Zillow.com,” “Zestimate,” “Postlets,” “Diverse Solutions,” “RentJuice,” and the Zillow logo. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.

We have four patents issued in the United States, two of which expire in 2026, one that expires in 2027, one that expires in 2029, and one patent issued in Australia that expires in 2027. These cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, and the collection, storage and display of home attribute values. We have 14 patent applications pending in the United States, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

We are the registered holder of a variety of domestic and international domain names that include “Zillow.com,” “Postlets.com,” “DiverseSolutions.com,” “Buyfolio.com,” “Mortech.com,” “HotPads.com,” our other trademarks, and similar variations.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment provisions. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile applications and websites.

Competition

We face competition to attract consumers to our mobile applications and websites and to attract advertisers to purchase our advertising products and services.

Competition for Consumers

We compete for the attention of consumers with companies that operate, or could develop, national and local real estate, mortgage and rental mobile applications and websites. We compete for consumers primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, and brand awareness and reputation. We believe we compete favorably on these factors.

Competition for Advertisers

We compete for advertising customers, such as real estate professionals, with media sites, including companies dedicated to providing mobile and web-based real estate, mortgage and rental information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as newspapers, television, magazines, and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate agents, mortgage lenders, property managers or rental agents to advertise their qualifications or listings. We compete for advertising revenue based on perceived return on investment, the effectiveness and relevance of our advertising products, pricing structure and our ability to effectively deliver types of ads to targeted demographics. We believe we compete favorably on these factors.

Government Regulation

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage brokers, banks, property managers, rental agents and some of our other customers and advertisers on our mobile applications and websites are subject to various state and federal laws and regulations relating to real estate, mortgages and rentals. While we do not believe that we are currently subject to these regulations, we intend to ensure that any content created by Zillow is consistent with them by obtaining assurances of compliance from our advertisers and customers for their activities through, and the content they provide on, our mobile applications and websites. Since the laws and regulations governing real estate, mortgages and rentals are constantly evolving, it is possible that some part of our business activities could fall within the scope of regulation or be prohibited altogether at some point in the future.

Employees

As of December 31, 2012, we had 560 full-time employees.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.zillow.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this annual report on Form 10-K.

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

Our current financial model depends on advertising revenue generated primarily through sales to real estate agents and brokerages, mortgage lenders and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

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

We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing subscriptions for our Premier Agent program expire, we may not be successful in renewing these subscriptions, securing new subscriptions or increasing the amount of revenue we earn for a given subscription over time. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce their advertising with us or choose not to advertise with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations and financial condition would be harmed. In addition, if we do not realize the benefits we expect from strategic relationships we enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed.

If We do Not Innovate and Provide Products and Services that are Attractive to Our Users and to Our Advertisers, Our Business Could be Harmed.

Our success depends on our continued innovation to provide products and services that make our mobile applications and websites useful for consumers and real estate, rental, mortgage and home improvement professionals, and attractive to our advertisers. As a result, we must continually invest significant resources in research and development in order to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new mobile and Internet technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ mobile applications and websites. If we are unable to continue offering innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We may Make Acquisitions and Investments, which could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities. For example, in 2012, we acquired RentJuice Corporation, The Guru Group, LLC (dba Buyfolio.com), Mortech, Inc. and Hotpads.com. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We may be Unable to Increase Awareness of the Zillow Brand Cost-effectively, which could Harm Our Business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. We expect to continue to increase our paid advertising. The results of increased paid advertising may not be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, our business, results of operations and financial condition could be harmed.

We have Incurred Significant Operating Losses in the Past, and We may Not be Able to Generate Sufficient Revenue to be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of December 31, 2012, we had an accumulated deficit of $71.7 million. Although we have experienced significant growth in our revenue, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

•	product development;

•	sales and marketing;

•	our technology infrastructure;

•	strategic opportunities, including commercial relationships and acquisitions; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business and to manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.

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

Our ability to attract users to our mobile applications and websites depends to some degree on providing a robust number of for-sale and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services, property management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, or an inability to continue to add new listing providers, may cause our listing data to omit information important to users of our products and services. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

We currently depend on a single real estate listing aggregator to provide us with a substantial portion of the listings in our database. As we have transitioned sales of our Platinum Premier Agent subscription product to charging for the number of impressions delivered on our buyer’s agent list in zip codes purchased, these listings provide for revenue generating opportunities as impressions are delivered through our mobile applications and websites. While these listings are available from their original sources, it would take substantial time and effort for us to aggregate these listings from all of the original sources. Therefore, if the agreement with our largest real estate listing aggregator is terminated, we may not be able to fully replace the listings in a timely manner or on terms favorable to us, or at all, which could harm our business, results of operations and financial condition.

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

Our success depends on our ability to continue to attract additional consumers to our mobile applications and websites. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental, mortgage or home improvement websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment, and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are unable to continue to grow the number of consumers who use our mobile applications and websites, our business, results of operations and financial condition would be harmed.

We may be Unable to Compete Successfully Against Our Existing or Future Competitors in Attracting Advertisers, which could Harm Our Business, Results of Operations and Financial Condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate, rental, mortgage and home improvement information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, financial condition or results of operations would be harmed.

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers may Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily upon the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent subscriptions because we display a Zestimate on their for-sale listings. However, we believe it is valuable to consumers to have access to a valuation starting point on all homes, and so we display a Zestimate on every home in our database for which we have sufficient data to produce the Zestimate. Similarly, we gather and make available to our consumers reviews on real estate, rental, mortgage and home improvement professionals, even if those reviews are unfavorable. Although real estate, rental, mortgage and home improvement professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily upon the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

If We Fail to Manage Our Growth Effectively, Our Brand, Results of Operations and Business Could be Harmed.

We have experienced rapid growth in our headcount and operations, which places substantial demand on management and our operational infrastructure. The majority of our employees have been with us for fewer than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. In particular, we intend to pursue strategic opportunities and make substantial investments in our technology and development and sales and marketing organizations. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

If Use of Mobile Technology and the Internet, Particularly with Respect to Real Estate Products and Services, Does Not Continue to Increase as Rapidly as We Anticipate, Our Business could be Harmed.

Our future success is substantially dependent on the continued use of mobile technology and the Internet as effective media of business and communication by our consumers. Mobile technology and Internet use may not continue to develop at historical rates, and consumers may not continue to use mobile technology or the Internet as media for information exchange. Further, these media may not be accepted as viable long-term outlets for information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access real estate information through other media and we fail to innovate, our business may be negatively impacted.

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

The majority of the communications, network and computer hardware used to operate our mobile applications and websites are located at facilities in the Seattle area. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

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

We are subject to a variety of federal and state laws that are continuously evolving and developing, including laws regarding the real estate, rental, mortgage and home improvement industries, Internet-based businesses and other businesses that rely on advertising. These laws can be costly to comply with, can require significant management time and effort, and can subject us to claims or other remedies. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

If we are unable to comply with these laws or regulations, if we become liable under these laws or regulations, or if unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our exposure to this liability and it could cause the development of product or service offerings in affected markets to become impractical. This may require us to expend substantial resources or to discontinue certain products or services, limit our ability to expand our product and services offerings, or expand into new markets or otherwise harm our business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

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

We have registered domain names for our websites that we use in our business. If we lose the ability to use a domain name, we may incur significant expenses to market our products and services under a new domain name, which could harm our business. In addition, our competitors could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and diversion of management’s attention.

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

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that our operations do not, or will not, infringe valid, enforceable patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. There also can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that such patents will not be challenged by third parties or found to be invalid or unenforceable, or that our patents will be effective in preventing third parties from utilizing a “copycat” business model to offer the same products or services. Moreover, we rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all.

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

Intellectual Property Disputes are Costly to Defend and could Harm Our Business, Results of Operations, Financial Condition and Reputation.

From time to time, we face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We are currently subject to patent infringement claims. These claims allege, among other things, that aspects of our technology infringe upon the plaintiffs’ patents. If we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation. We may be subject to future claims or allegations relating to our intellectual property rights. As we grow our business and expand our operations, we expect that we will continue to be subject to intellectual property claims and allegations. Patent and other intellectual property disputes or litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products, services or features, purchase licenses which may be expensive to procure, or modify our products or services. In addition, patent or other intellectual property disputes or litigation may result in significant settlement costs. Any of these events could harm our business, results of operations, financial condition and reputation.

In addition, we use open source software in our services and will continue to use open source software in the future. From time to time, we may be subject to claims brought against companies that incorporate open source software into their products or services, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to changing our products or services, any of which would have a negative effect on our business and results of operations.

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

We may be Unable to Halt the Operations of Websites that Aggregate or Misappropriate Our Data.

From time to time, third parties have misappropriated our data through website scraping, robots or other means, and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our websites. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

If Our Security Measures are Compromised, Consumers may Curtail Use of Our Products and Services and Advertisers may Reduce their Advertising on Our Mobile Applications and Websites.

Our products and services involve the storage and transmission of users’ information, some of which may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. For example, a hacker could steal a user’s profile password and manipulate information about that user’s home or post to a forum while posing as that user. Like all websites, our websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, and users may decrease the use of our websites or mobile applications or stop using our websites or mobile applications in their entirety, and advertisers may decrease or stop advertising on our websites or mobile applications. In January 2013, for example, we detected an anonymous user within our externally facing web services, which do not host any customer or financial data. Upon detection, the anonymous user was quarantined and security incident response procedures were executed. As a result of the unauthorized access, we have implemented additional security measures to further enhance security over our internet facing services. This incident did not have a material adverse affect on our business and our internal controls were not compromised.

However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our products or services or close their accounts, cause existing advertisers to cancel their contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business, results of operations and financial condition.

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

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

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

We have Pledged Substantially all of Our Assets to Secure Indebtedness.

In March 2011, we entered into a loan and security agreement with a financial institution to establish a $4.0 million line of credit. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. Indebtedness we incur under this agreement is secured by substantially all of our assets, including our intellectual property. If we default on our obligations under this agreement, the financial institution may foreclose on our assets, which would materially and adversely impact our business. As of December 31, 2012, there were no amounts outstanding under the line of credit.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In November 2012, we executed a letter of credit of approximately $0.2 million in connection with the lease of our San Francisco office. We also have four additional outstanding letters of credit totaling $0.6 million as of December 31, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013.

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

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes may be Limited.

At December 31, 2012, we had federal net operating loss carryforwards of approximately $115.7 million and tax credit carryforwards of approximately $1.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

The Requirements of Being a Public Company may Strain Our Resources and Distract Our Management, which could Make It Difficult to Manage Our Business.

We are required to comply with various regulatory and reporting requirements, including those required by the Securities and Exchange Commission, or the SEC. Complying with these reporting and other regulatory requirements can be time-consuming and results in increased costs to us and could harm our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These requirements could strain our systems and resources. The Exchange Act also requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we identify any material weaknesses in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our Class A common stock to decline.

Risks Related to Ownership of Our Class A Common Stock

Our Stock Price may be Volatile, and the Value of an Investment in Our Common Stock may Decline.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, since shares of our Class A common stock were sold in our initial public offering in July 2011 at a price of $20.00 per share, the closing price of our Class A common stock has ranged from $21.63 per share to $46.17 per share through December 31, 2012. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation as described in “Legal Proceedings” below in Part 1, Item 3, and we may continue to be the target of this type of litigation in the future. Current or future securities litigation against us, including the pending matters described below, could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Dual Class Structure of Our Common Stock as Contained in Our Charter Documents has the Effect of Concentrating Voting Control with Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow’s inception, our capital structure has had authorized Class A common stock and authorized Class B common stock. Our Class A common stock has one vote per share, and our Class B common stock has 10 votes per share. All shares of Class B common stock have been and are held by our founders, Richard Barton and Lloyd Frink. As of December 31, 2012, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 41.9% and 32.0%, respectively, of the voting power of our outstanding capital stock.

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

Future Sales of Our Class A Common Stock in the Public Market could Cause Our Stock Price to Decline.

Our Class A common stock began trading on The Nasdaq Global Market on July 20, 2011. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our Class A common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares, and all of our outstanding shares are generally freely tradable, except for shares held by our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with the volume restrictions of Rule 144. Sales of a substantial number of shares of our common stock could cause our stock price to fall.

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

If We Issue Additional Equity Securities or Issue Convertible Debt to Raise Capital, it may have a Dilutive Effect on Shareholders’ Investment.

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

Prior to the threshold date, our directors can be removed with or without cause by holders of our Class A common stock and Class B common stock, voting together as a single group, and vacancies on the board of directors may be filled by such shareholders, voting together as a single group. Given the dual class structure of our common stock, our founders, Richard Barton and Lloyd Frink, who hold our Class B common stock, will have the ability for the foreseeable future to control these shareholder actions. See the risk factor above titled “The Dual Class Structure of Our Common Stock as Contained in Our Charter Documents has the Effect of Concentrating Voting Control with Our Founders, and Limits Your Ability to Influence Corporate Matters.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In March 2011, we entered into a lease effective through November 2022 for approximately 66,000 square feet of office space that has housed our principal offices in Seattle, Washington, since August 2011. This new office space replaced our approximately 46,000 square feet of office space in Seattle, Washington, under a lease that expires in February 2013. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington which increases the rentable area of the premises by 21,575 square feet. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in San Francisco, California, Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

Item 3. Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”), a provider of mobile real estate applications, filed a complaint against us and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit and its first office action found all claims invalid. In March 2011, the court stayed the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint. In addition, in March 2010, Smarter Agent filed a substantially similar complaint against HotPads, Inc. (“HotPads”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint.

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

In November 2012, a securities class action lawsuit was filed against us and certain of our executive officers in the U.S. District Court for the Western District of Washington at Seattle. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. In general, the complaint alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. We anticipate that a consolidated amended complaint will be filed in the second quarter of 2013. We intend to deny the allegations of any wrongdoing and vigorously defend the claims in the lawsuit.

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow. In general, the complaint alleges, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in the lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Since our initial public offering on July 20, 2011, our Class A common stock has traded on The Nasdaq Global Market under the symbol “Z”. The initial public offering price of our common stock was $20.00 per share. Our Class B common stock is not listed and there is no established public trading market. The following table sets forth, for each quarterly period indicated, the high and low sales prices for our Class A common stock as quoted on The Nasdaq Global Market:

Year Ended December 31, 2012:	High	Low
First Quarter	$36.60	$22.17
Second Quarter	44.23	30.60
Third Quarter	46.86	35.57
Fourth Quarter	42.82	23.00

Year Ended December 31, 2011:	High	Low
Third Quarter (beginning on July 20, 2011)	$60.00	$23.43
Fourth Quarter	33.48	21.22

From July 20, 2011 through December 31, 2012, the closing price of our Class A common stock ranged from $21.63 per share to $46.17 per share.

As of February 15, 2013, there were 98 holders and three holders of record of our Class A common stock and our Class B common stock, respectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On November 30, 2012, in connection with our acquisition of Mortech, Inc. (“Mortech”), we issued 150,000 restricted shares of our Class A common stock to the shareholders of Mortech. The restricted shares vest over a three-year period from the closing date of the acquisition (25% after the first year and the remaining portion in equal installments after the second and third years), subject to the achievement of certain performance metrics relating to Mortech’s business and the continued employment with Zillow of Mortech’s president, Don Kracl, and its chief technology officer, Jason Steele. In the event of termination of service by Mr. Kracl or Mr. Steele by Zillow without cause or by Mr. Kracl or Mr. Steele for good reason or upon either of their death or disability, 50% of then unvested shares held by Mr. Kracl or Mr. Steele on the date of such termination, as applicable, will become vested and no longer subject to forfeiture.

This transaction was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipients of shares of Class A common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Zillow.

There were no other sales of unregistered securities during the year ended December 31, 2012.

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

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common stock with the NASDAQ Composite Index and the RDG Internet Composite Index. This graph covers the period from July 20, 2011, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2012. This graph assumes that the value of the investment in our Class A common stock and each index (including reinvestment of dividends) was $100 on July 20, 2011. The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report and our previously audited financial statements that are not included herein. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$116,850	$66,053	$30,467	$17,491	$10,593
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	14,043	10,575	4,973	4,042	4,198
Sales and marketing (1)	49,105	25,725	14,996	9,654	7,481
Technology and development (1)	26,614	14,143	10,651	11,260	15,048
General and administrative (1)(3)	21,291	14,613	6,684	5,501	5,770

Total costs and expenses	111,053	65,056	37,304	30,457	32,497

Income (loss) from operations	5,797	997	(6,837)	(12,966)	(21,904)
Other income	142	105	63	111	687

Net income (loss)	$5,939	$1,102	$(6,774)	$(12,855)	$(21,217)

Net income (loss) attributable to common shareholders	$5,939	$—	$(6,774)	$(12,855)	$(21,217)
Net income (loss) per share attributable to common shareholders—basic	$0.20	$—	$(0.53)	$(1.02)	$(1.68)
Net income (loss) per share attributable to common shareholders—diluted	$0.18	$—	$(0.53)	$(1.02)	$(1.68)
Weighted average shares outstanding—basic	30,194	19,815	12,770	12,613	12,593
Weighted average shares outstanding—diluted	32,709	22,305	12,770	12,613	12,593
(1) Includes share-based compensation as follows:
Cost of revenue	$380	$189	$210	$183	$157
Sales and marketing	2,433	388	445	408	408
Technology and development	1,886	546	389	394	412
General and administrative	1,912	822	671	666	544

Total	$6,611	$1,945	$1,715	$1,651	$1,521

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$11,179	$5,384	$4,184	$4,797	5,465
(3) General and administrative includes a facility exit charge as follows:	$—	$1,737	$—	$—	$—

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$203,483	$92,136	$13,777	$16,091	$24,270
Property and equipment, net	13,634	7,227	4,929	4,409	6,249
Working capital	184,968	71,713	11,941	16,432	25,428
Total assets	304,235	116,668	24,013	24,608	34,482
Convertible preferred stock	—	—	4	4	4
Total shareholders’ equity	280,317	101,213	17,448	21,126	31,840

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

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our websites, including Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Buyfolio, Mortech and HotPads.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 37 million homes and added nearly 100 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

The following is a listing of our significant milestones for the year ended December 31, 2012:

•

In April, we announced a renewal of our exclusive advertising agreement with Yahoo! Inc., which creates the Yahoo!-Zillow® Real Estate Network, the largest real estate network on the Web. The companies entered into an advertising agreement in 2011, creating the Yahoo!-Zillow Real Estate Network to give real estate agents and brokers the ability to buy local advertisements on both sites with just one transaction.

•	In April, we announced the opening of a new office in Irvine, California, where we have expanded our sales team.

•	In April, we announced the launch of Zillow® Rentals for Android™ App, our first dedicated rentals application, optimized for renters who need to make decisions quickly.

•	In May, we announced the launch of Premier Agent Websites, which allow real estate agents to quickly and affordably create a custom WordPress®-powered website for their personal brand and business.

•	In May, we acquired RentJuice Corporation (“RentJuice”), a company that provides rental relationship management software for landlords, property managers and rental brokers.

•	In July, we announced an expansion of our successful relationship with Yahoo!® Homes to include rentals. Zillow is now the exclusive provider of both for-sale and for-rent listings to Yahoo! Homes.

•	In September, we announced the launch of the Zillow® Rentals for iPhone® App, our first dedicated rental shopping application for iPhone and iPod touch®.

•

In September, we sold and issued 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. We received net proceeds of $156.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

•

In October, we introduced Zillow® Rentals, a free marketplace and suite of tools for rental professionals. Zillow Rentals provides property managers, rental agents and landlords with best-in-class productivity tools and resources to help them manage and market their listings, for free.

•

In October, we introduced pre-market inventory to our home-search experience. Home shoppers on Zillow now are able to search for and find information on 1.2 million pre-foreclosure and foreclosed properties, for free.

•

In October, we launched the Zillow Mortgage Marketplace App for iPad®, a new personalized mortgage research and shopping application designed especially for the iPad’s interactive, multi-touch capabilities.

•

In October, we acquired The Guru Group LLC, dba Buyfolio.com (“Buyfolio”), an online and mobile collaborative shopping platform where home shoppers can search, track, organize and discuss for-sale listings with their real estate agent, significant other or a private group.

•	In November, we acquired Mortech, Inc. (“Mortech”), a mortgage technology company that provides essential software tools to the mortgage industry.

•	In December, we acquired HotPads, Inc. (“HotPads”), a map-based rental and real estate search site.

•

In December, we announced the addition of Property Management Websites to the Zillow® Rentals suite of free tools and productivity solutions, whereby property managers and rental agents can quickly and easily create a custom website for their personal brand or business, for free.

In the year ended December 31, 2012, we completed four acquisitions that align with our growth strategies, including deepening, strengthening and expanding our marketplaces and, in particular, our emerging marketplaces of rentals and mortgages, focusing on consumers and optimizing opportunities for Premier Agent participation. Each of these strategic acquisitions support the expansion of our platform through our suite of marketing and business technology products and services for real estate professionals. Further, with the introduction of new tools and solutions, such as Zillow® Rentals, Property Management Websites and Premier Agent Websites, we continue to focus on strengthening our marketplaces for both consumers and professionals and enhancing the Premier Agent experience.

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals and brand advertisers. Our revenue includes marketplace revenue, consisting of subscriptions sold to real estate agents whereby we charge for the number of impressions delivered in zip codes purchased, and advertising sold on a cost per click, or CPC, basis to mortgage lenders, and display revenue consisting of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis.

We have experienced significant revenue growth over the past three years. In 2010, 2011 and 2012 we focused on growing our marketplace revenue, which accounted for the majority of our revenue growth over that period. The increase in marketplace revenue resulted primarily from growth in our Premier Agent program. Our Premier Agent program established a significant source of more predictable subscription-based revenue that complements our display revenue, and created a more diversified revenue mix. As a greater proportion of our revenue has shifted to marketplace revenue, with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

For the years ended December 31, 2012, 2011 and 2010, we generated revenue of $116.9 million, $66.1 million and $30.5 million, respectively, representing year-over-year growth of 77%, 117% and 74%, respectively. We believe achieving these levels of revenue growth were primarily the result of significant growth in the following areas:

•

Traffic to our owned and operated mobile applications and websites—indicated by the average number of monthly unique users for the three months ended December 31, 2012, 2011 and 2010 of 34.5 million, 23.5 million and 12.7 million, respectively, representing year-over-year growth of 47%, 86% and 66%, respectively;

•

Marketplace revenue—due primarily to the launch of our Premier Agent program in 2008, for which we have generally experienced increases in average monthly revenue per subscriber primarily driven by price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform; and

•	Display revenue—resulting from our traffic growth and the improved productivity of our sales force.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable our users to connect with real estate and mortgage professionals, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Beginning in October 2011, we measure unique users with Google Analytics. Prior to October 2011, we measured monthly unique user metrics with Omniture analytical tools. We believe Google Analytics and Omniture result in materially consistent measurements of our monthly unique users. Beginning in June 2012, the reported monthly unique users reflect the effect of Zillow’s May 31, 2012 acquisition of RentJuice. Beginning in December 2012, the reported monthly unique users reflect the effect of Zillow’s December 14, 2012 acquisition of HotPads.

	Average Monthly Unique Users for the Three Months Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Unique Users	34,535	23,507	12,666	47%	86%

Premier Agent Subscribers

The number of Premier Agent Subscribers is an important driver of revenue growth as each subscribing agent pays a monthly fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
Premier Agent Subscribers	29,473	15,799	8,102	87%	95%

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

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our original flagship subscription product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our CRM tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

Since the launch of our Platinum Premier Agent subscription product, we have historically charged for this product based upon a percentage of the total Platinum Premier Agent views in the zip code rather than the number of impressions actually delivered on our buyer’s agent list. Thus, up until the end of the third quarter of 2012, Premier Agent subscription advertising revenue was primarily recognized on a straight-line basis during the contractual period over which the advertising was delivered, typically over a period of six months. In the year ended December 31, 2012, we transitioned sales of our Platinum Premier Agent subscription product to charging for the number of impressions delivered on our buyer’s agent list in zip codes purchased.

Our Platinum Premier Agent subscription product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent subscription product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered.

We charge a fixed subscription fee for our Premier Gold and Premier Silver tiers of participation. Subscription advertising revenue for our Premier Gold and Premier Silver tiers is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

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

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses. Cost of revenue also includes credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, and facilities costs allocated on a headcount basis.

Sales and Marketing. Sales and marketing expenses consist of headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees. Sales and marketing expenses also include advertising costs and other sales expenses related to promotional and marketing activities, and facilities costs allocated on a headcount basis.

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

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Income Taxes

We are subject to federal and state income taxes in the United States. During the years ended December 31, 2012, 2011 and 2010, we did not have taxable income. We have provided a full valuation allowance against our net deferred tax assets as of December 31, 2012 and 2011 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $115.7 million as of December 31, 2012, which are available to reduce future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$116,850	$66,053	$30,467
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	14,043	10,575	4,973
Sales and marketing (1)	49,105	25,725	14,996
Technology and development (1)	26,614	14,143	10,651
General and administrative (1)(3)	21,291	14,613	6,684

Total costs and expenses	111,053	65,056	37,304

Income (loss) from operations	5,797	997	(6,837)
Other income	142	105	63

Net income (loss)	$5,939	$1,102	$(6,774)

Net income (loss) attributable to common shareholders	$5,939	$—	$(6,774)
Net income (loss) per share attributable to common shareholders—basic	$0.20	$—	$(0.53)
Net income (loss) per share attributable to common shareholders—diluted	$0.18	$—	$(0.53)
Weighted-average shares outstanding—basic	30,194	19,815	12,770
Weighted-average shares outstanding—diluted	32,709	22,305	12,770

Other Financial Data:
Adjusted EBITDA (unaudited) (4)	$25,181	$11,869	$140
(1) Includes share-based compensation as follows:
Cost of revenue	$380	$189	$210
Sales and marketing	2,433	388	445
Technology and development	1,886	546	389
General and administrative	1,912	822	671

Total	$6,611	$1,945	$1,715

(2) Amortization of website development costs and intangible assets included in technology and development is as follows:	$11,179	$5,384	$4,184
(3) General and administrative includes a facility exit charge as follows:	$—	$1,737	$—

(4)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Year Ended December 31,
	2012	2011	2010
Percentage of Revenue:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	12	16	16
Sales and marketing	42	39	49
Technology and development	23	21	35
General and administrative	18	22	22

Total costs and expenses	95	98	122
Income (loss) from operations	5	2	(22)
Other income	0	0	0

Net income (loss)	5%	2%	(22%)

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$5,939	$1,102	$(6,774)
Other income	(142)	(105)	(63)
Depreciation and amortization expense	12,773	7,190	5,262
Share-based compensation expense	6,611	1,945	1,715
Facility exit charge	—	1,737	—

Adjusted EBITDA (unaudited)	$25,181	$11,869	$140

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

	Year Ended December 31,		2011 to 2012 % Change
	2012	2011
	(in thousands)
Marketplace revenue	$86,670	$42,190	105%
Display revenue	30,180	23,863	26%

Total	$116,850	$66,053	77%

	Year Ended December 31,
	2012	2011
Percentage of Revenue:
Marketplace revenue	74%	64%
Display revenue	26%	36%

Total	100%	100%

Overall revenue grew by $50.8 million, or 77%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. Marketplace revenue grew by 105%, and display revenue grew by 26%. Marketplace revenue was $86.7 million in the year ended December 31, 2012 compared to $42.2 million in the year ended December 31, 2011, an increase of $44.5 million. Marketplace revenue represented 74% of total revenue in the year ended December 31, 2012 compared to 64% of total revenue in the year ended December 31, 2011. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 29,473 as of December 31, 2012 from 15,799 as of December 31, 2011, representing growth of 87%. The increase in marketplace revenue was also partially attributable to a 5% increase in the average monthly revenue per subscriber to $266 for the year ended December 31, 2012 from $254 for the year ended December 31, 2011. We calculate our average monthly revenue per subscriber by dividing the revenue generated by our Premier Agent subscription products in the period by the average number of Premier Agent subscribers in the period, divided again by the number of months in the period. The average number of Premier Agent subscribers is derived by calculating the average of the beginning and ending number of Premier Agent subscribers for the period. The increase in average monthly revenue per subscriber was primarily driven by price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

Display revenue was $30.2 million for the year ended December 31, 2012 compared to $23.9 million for the year ended December 31, 2011, an increase of $6.3 million. Display revenue represented 26% of total revenue for the year ended December 31, 2012 compared to 36% of total revenue for the year ended December 31, 2011. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 34.5 million average monthly unique users for the three months ended December 31, 2012 from 23.5 million average monthly unique users for the three months ended December 31, 2011, representing growth of 47%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as we do not sell our entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in our average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

Cost of revenue was $14.0 million for the year ended December 31, 2012 compared to $10.6 million for the year ended December 31, 2011, an increase of $3.5 million, or 33%. The increase in cost of revenue was primarily attributable to increased credit card and ad serving fees of $1.1 million, increased headcount related expenses of $1.0 million, including share-based compensation, driven by growth in headcount, a $0.3 million increase in data center operations costs, a $0.3 million increase in costs related to our revenue share agreements, and a $0.2 million increase in royalties paid to third parties. The remaining increase of $0.6 million was primarily related to an increase in various miscellaneous expenses, including connectivity costs and other costs paid to third parties. We expect our cost of revenue to increase in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

Sales and marketing expenses were $49.1 million for the year ended December 31, 2012 compared to $25.7 million for the year ended December 31, 2011, an increase of $23.4 million, or 91%. The increase was primarily due to a $10.8 million increase in headcount related expenses, including share-based compensation, driven by growth in the size of our sales team to promote our marketplace business, and an increase of $8.5 million in marketing and advertising expenses, primarily related to testing of advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow. We also incurred a $2.8 million increase in consulting costs to support our marketing and advertising spend, and we incurred a $1.2 million increase in tradeshow expenses, including related travel costs. We expect our sales and marketing expenses to increase in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

Technology and development expenses, which include research and development costs, were $26.6 million for the year ended December 31, 2012 compared to $14.1 million for the year ended December 31, 2011, an increase of $12.5 million, or 88%. Approximately $5.8 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. Amortization expense for the year ended December 31, 2012 also included $0.5 million of additional amortization expense recorded for a trademark intangible asset related to an acquisition, based on a change in the estimated useful life of the intangible asset. Approximately $5.1 million of the increase related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives. The remaining increase of $1.6 million was primarily the result of additional consulting costs.

Amortization expense included in technology and development for capitalized website development costs was $6.9 million and $4.1 million, respectively, for the years ended December 31, 2012 and 2011. Amortization expense included in technology and development for purchased data content intangible assets was $2.2 million and $0.9 million, respectively, for the years ended December 31, 2012 and 2011. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $2.2 million and $0.4 million, respectively, for the years ended December 31, 2012 and 2011. Other data content expense was $0.4 million and $0.8 million, respectively, for the years ended December 31, 2012 and 2011. While we expect our technology and development expenses to increase over time as we continue to build new mobile and website functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

General and administrative expenses were $21.3 million for the year ended December 31, 2012 compared to $14.6 million for the year ended December 31, 2011, an increase of $6.7 million, or 46%. The increase in general and administrative expenses was a result of an increase of $2.9 million in headcount related expenses, including share-based compensation, driven primarily by growth in headcount, a $1.2 million increase in professional services fees, including $0.7 million of acquisition-related costs incurred in connection with our acquisition of RentJuice, a $1.2 million increase in building lease related expenses including rent, utilities and insurance, a $0.9 million increase in state and local taxes, a $0.7 million increase in travel and meals expense, a $0.6 million increase in bad debt expense, a $0.3 million increase in business and license fees, and a $0.7 million increase in various other miscellaneous expenses, including consulting costs. The increase in general and administrative expenses was partially offset by a decrease in expense of $1.4 million related to a facility exit charge that was recorded during the year ended December 31, 2011, and a $0.4 million decrease related to the settlement of legal matters. We expect general and administrative expenses to increase over time on an absolute basis as we continue to expand our business, but we expect general and administrative expenses to decline as a percentage of revenue in the near term and going forward.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

	Year Ended December 31,		2010 to 2011 % Change
	2011	2010
	(in thousands)
Marketplace revenue	$42,190	$13,228	219%
Display revenue	23,863	17,239	38%

Total	$66,053	$30,467	117%

	Year Ended December 31,
	2011	2010
Percentage of Revenue:
Marketplace revenue	64%	43%
Display revenue	36%	57%

Total	100%	100%

Overall revenue grew by $35.6 million, or 117%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. Marketplace revenue grew by 219%, and display revenue grew by 38%. Marketplace revenue was $42.2 million for the year ended December 31, 2011 compared to $13.2 million for the year ended December 31, 2010, an increase of $29.0 million. Marketplace revenue represented 64% of total revenue for the year ended December 31, 2011 compared to 43% of total revenue for the year ended December 31, 2010. The increase in marketplace revenue was primarily attributable to growth in the number of subscribers in our Premier Agent program to 15,799 as of December 31, 2011 from 8,102 as of December 31, 2010, an increase of 95%. The increase in marketplace revenue was also partially attributable to a 60% increase in the average monthly revenue per subscriber to $254 for the year ended December 31, 2011 from $158 for the year ended December 31, 2010. The increase in average monthly revenue per subscriber was primarily driven by price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

Display revenue was $23.9 million for the year ended December 31, 2011 compared to $17.2 million for the year ended December 31, 2010, an increase of $6.6 million. Display revenue represented 36% of total revenue for the year ended December 31, 2011 compared to 57% of total revenue for the year ended December 31, 2010. The increase in display revenue was primarily the result of an increase in unique users to our mobile applications and websites which increased to 23.5 million average monthly unique users for the three months ended December 31, 2011 from 12.7 million average monthly unique users for the three months ended December 31, 2010, an increase of 86%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as we do not sell our entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in our average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

Cost of revenue was $10.6 million for the year ended December 31, 2011 compared to $5.0 million for the year ended December 31, 2010, an increase of $5.6 million, or 113%. The increase in cost of revenue was primarily attributable to revenue sharing costs related to our strategic relationship with Yahoo! Real Estate, which launched in February 2011, as well as a $0.8 million increase in credit card and ad serving fees and increases in other miscellaneous costs related to revenue growth, primarily in our marketplace revenue category.

Sales and Marketing

Sales and marketing expenses were $25.7 million for the year ended December 31, 2011 compared to $15.0 million for the year ended December 31, 2010, an increase of $10.7 million, or 72%. The increase was primarily a result of growth in headcount related expenses of $5.4 million driven by increases in the size of our sales team to promote our marketplace business, as well as a $4.3 million increase in marketing and advertising expenses, including tradeshows and related travel costs. The remaining increase of $1.0 million was primarily the result of consulting costs and additional depreciation expense.

Technology and Development

Technology and development expenses, which include research and development costs, were $14.1 million for the year ended December 31, 2011 compared to $10.7 million for the year ended December 31, 2010, an increase of $3.5 million, or 33%. Approximately $1.5 million of the increase was related to growth in headcount related expenses, and approximately $1.2 million of the increase was the result of amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The remaining increase of $0.8 million was primarily the result of consulting costs and additional depreciation expense. Amortization expense included in technology and development for capitalized website development costs was $4.1 million and $3.6 million, respectively, for the years ended December 31, 2011 and 2010.

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

General and Administrative

General and administrative expenses were $14.6 million for the year ended December 31, 2011 compared to $6.7 million for the year ended December 31, 2010, an increase of $7.9 million, or 119%. Approximately $1.7 million of the increase was the result of a facility exit charge we recorded in the year ended December 31, 2011. In August 2011, we relocated our headquarters in Seattle, Washington to accommodate growth in our business. The fluctuation in general and administrative expenses was also a result of an increase of $1.8 million in professional services and consulting fees, which primarily arose from becoming a public company during 2011, an increase of $1.7 million in headcount-related costs, including share-based compensation, driven by growth in headcount, an increase of $1.3 million in rent and utilities expense primarily related to rent and utilities expense recorded for our new corporate headquarters in Seattle, Washington, a $0.7 million increase related to the settlement of legal matters, a $0.4 million increase in bad debt expense, a $0.2 million increase in travel costs, and a $0.8 million increase in various other miscellaneous expenses. The increases were partially offset by a $0.7 million decrease in local, business and occupational and gross receipts taxes, approximately $0.3 million of which was the result of a tax credit we received relating to a refund of certain state and local taxes from 2006 to 2009.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations data for each of the periods presented below. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this annual report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with our financial statements and the related notes included elsewhere in this annual report.

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue	$34,337	$31,915	$27,765	$22,833	$19,891	$19,057	$15,845	$11,260
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	3,806	3,623	3,264	3,350	2,961	3,084	2,713	1,817
Sales and marketing (1)	14,519	14,118	12,153	8,315	7,576	7,035	5,630	5,484
Technology and development (1)	9,079	6,687	5,818	5,030	3,994	3,849	3,304	2,996
General and administrative (1)(3)	6,422	5,192	5,232	4,445	4,463	5,695	2,627	1,828

Total costs and expenses	33,826	29,620	26,467	21,140	18,994	19,663	14,274	12,125

Income (loss) from operations	511	2,295	1,298	1,693	897	(606)	1,571	(865)
Other income	38	39	34	31	25	36	5	39

Net income (loss)	$549	$2,334	$1,332	$1,724	$922	$(570)	$1,576	$(826)

Net income (loss) attributable to common shareholders	$549	$2,334	$1,332	$1,724	$922	$(570)	$—	$(826)
Net income (loss) per share attributable to common shareholders—basic	$0.02	$0.08	$0.05	$0.06	$0.03	$(0.02)	$—	$(0.06)
Net income (loss) per share attributable to common shareholders—diluted	$0.02	$0.07	$0.04	$0.06	$0.03	$(0.02)	$—	$(0.06)
Weighted-average shares outstanding—basic	33,408	30,040	28,946	28,348	27,748	24,020	13,940	13,347
Weighted-average shares outstanding—diluted	36,292	32,230	31,320	30,994	30,592	24,020	24,106	13,347
Other Financial Data:
Adjusted EBITDA (4)	$6,838	$7,624	$5,272	$5,447	$3,312	$3,654	$3,852	$1,051

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$109	$94	$92	$85	$54	$48	$46	$41
Sales and marketing	1,084	870	289	190	129	85	67	107
Technology and development	704	374	498	310	235	135	90	86
General and administrative	359	374	346	833	236	220	210	156

Total	$2,256	$1,712	$1,225	$1,418	$654	$488	$413	$390

(2) Amortization of website development costs and intangible assets included in technology and development is as follows	$3,603	$3,198	$2,374	$2,004	$1,466	$1,461	$1,234	$1,223
(3) General and administrative includes a facility exit charge as follows	$—	$—	$—	$—	$—	$1,737	$—	$—

(4)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, unaudited)
Revenue:
Marketplace revenue	$26,838	$23,616	$19,623	$16,593	$13,746	$11,840	$9,723	$6,881
Display revenue	7,499	8,299	8,142	6,240	6,145	7,217	6,122	4,379

Total	$34,337	$31,915	$27,765	$22,833	$19,891	$19,057	$15,845	$11,260

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Percentage of Revenue:
Marketplace revenue	78%	74%	71%	73%	69%	62%	61%	61%
Display revenue	22	26	29	27	31	38	39	39

Total	100%	100%	100%	100%	100%	100%	100%	100%

Revenue increased sequentially in all quarters presented. The strong increase in consumer adoption of our mobile applications and websites in the year ended December 31, 2012 was reflected in the significant growth in unique users over the year. The composition of revenue continues to shift from display revenue to marketplace revenue, as we continue to dedicate more of our advertising placements on search, map and home detail pages to our marketplace products, which provide consumers with services that are directly relevant to home-related searches. As a greater proportion of our revenue has shifted to marketplace revenue, with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

The following table presents our average monthly revenue per subscriber for the periods presented:

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(unaudited)
Average Monthly Revenue per Subscriber	$267	$270	$263	$263	$258	$242	$233	$206

The average monthly revenue per subscriber increased sequentially during each of the quarters presented above, with the exception of the three months ended June 30, 2012 compared to the three months ended March 31, 2012, and with the exception of the three months ended December 31, 2012 compared to the three months ended September 30, 2012. The quarterly increases in average monthly revenue per subscriber have primarily been driven by price increases supported by growth in our audience across our mobile and desktop platforms demonstrated by increases in our average monthly unique users, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform. The average monthly revenue per subscriber remained unchanged for the three months ended June 30, 2012 compared to the three months ended March 31, 2012, primarily because we began to monetize the third position in our buyer’s agent list in June 2012, resulting in an increase in the number of subscribers to our Premier Agent program as of June 30, 2012 compared to March 31, 2012, but for which the related increase in revenue is weighted more heavily to future periods. The average monthly revenue per subscriber decreased by approximately 1% for the three months ended December 31, 2012 compared to the three months ended September 30, 2012, which we believe is primarily a result of the shift in our revenue model to impression-based pricing, which has allowed more new agents to purchase and test smaller amounts of our Premier Agent Platinum product.

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this annual report and how we use Adjusted EBITDA.

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net (Income) Loss:
Net income (loss)	$549	$2,334	$1,332	$1,724	$922	$(570)	$1,576	$(826)
Other income	(38)	(39)	(34)	(31)	(25)	(36)	(5)	(39)
Depreciation and amortization expense	4,071	3,617	2,749	2,336	1,761	2,035	1,868	1,526
Share-based compensation expense	2,256	1,712	1,225	1,418	654	488	413	390
Facility exit charge	—	—	—	—	—	1,737	—	—

Adjusted EBITDA	$6,838	$7,624	$5,272	$5,447	$3,312	$3,654	$3,852	$1,051

Key Growth Drivers

The following tables set forth our key growth drivers for each of the periods presented below. Refer to “Key Growth Drivers—Unique Users” above for information about how we measure unique users.

	Average for the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Unique Users	34,535	36,096	33,474	31,797	23,507	24,238	20,758	17,306

	Period Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Premier Agent Subscribers	29,473	26,703	22,696	18,616	15,799	14,876	13,385	10,710

Liquidity and Capital Resources

Prior to our initial public offering in July 2011, we funded our operations primarily from the issuance of common and preferred stock. Through 2007, we raised approximately $81.0 million through various offerings of our convertible preferred stock and approximately $5.9 million from the sale of our common stock.

On July 25, 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share, and we sold and issued 274,999 shares of our Class A common stock at a price of $20.00 per share in a private placement. As a result of the offerings, we received net proceeds of approximately $76.3 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional offering-related expenses of $3.3 million, for total expenses of $8.9 million. The net offering proceeds were invested into money market funds, certificates of deposit and fixed income U.S. government agency securities.

In September 2012, we sold and issued 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. The nets proceeds for all shares sold by us in the public offering were approximately $156.7 million after deducting underwriting discounts and commissions of approximately $7.9 million and additional offering-related expenses of $0.7 million, for total expenses of $8.6 million. We received no proceeds from the sale of our Class A common stock by the selling shareholders. The net offering proceeds have been invested into money market funds.

As of December 31, 2012 and 2011, we had cash, cash equivalents and investments of $203.5 million and $92.1 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments as of December 31, 2012 consisted of fixed income securities, which include U.S. government agency securities, commercial paper and corporate notes and bonds. Investments as of December 31, 2011 consisted of fixed income U.S. government agency securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of December 31, 2012, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In November 2012, we executed a letter of credit of approximately $0.2 million in connection with the lease of our San Francisco office. We also have four additional outstanding letters of credit totaling $0.6 million as of December 31, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

In May 2012, we completed the acquisition of RentJuice. The total purchase price for the acquisition of RentJuice was approximately $38.4 million. In addition, we adopted a retention bonus plan pursuant to which restricted stock units for 280,961 shares of our Class A common stock were granted on July 26, 2012 to former employees of RentJuice who accepted employment with Zillow. All vested options to purchase shares of RentJuice’s common stock were cancelled and, in exchange for such cancellation, the holders of such options received cash payments representing a portion of the merger consideration. In addition, Zillow substituted unvested stock options of RentJuice outstanding as of the merger closing and held by individuals who accepted employment or service with Zillow for stock options to purchase shares of Zillow’s Class A common stock at an exchange ratio implied by the merger consideration as described in the merger agreement. Based on the allocation of the purchase price in connection with our acquisition of RentJuice, a substantial majority of the purchase price has been allocated to goodwill. We do not expect that the acquisition of RentJuice will result in a meaningful contribution to revenue in the near term. Further, we plan to invest in the RentJuice platform in the near term, which we expect will result in an increase in operating expenses, particularly for sales and marketing, technology and development and general and administrative expenses.

In October 2012, we completed the acquisition of Buyfolio, an online and mobile collaborative shopping platform where home shoppers can search, track, organize and discuss for-sale listings with their real estate agent, significant other, or a private group. Zillow paid cash and issued to the co-founders of Buyfolio, who were also the sole members, a total of 99,000 restricted shares of Zillow’s Class A common stock effective on October 26, 2012, which shares vest over a four-year period subject to the continued employment with Zillow of the co-founders.

In November 2012, we completed the acquisition of Mortech, a software and services company that provides mortgage-related solutions to lenders, bankers, credit unions and smaller community lenders. In consideration for the acquisition of all of the outstanding capital stock of Mortech from its shareholders, Zillow (i) paid to the shareholders approximately $12 million in cash, less certain transactions expenses and other costs and as adjusted at closing based on Mortech’s net working capital, and (ii) issued to the shareholders a total of 150,000 restricted shares of Zillow’s Class A common stock, which will vest over a three-year period beginning on December 1, 2012 (25% after the first year and the remaining portion in equal installments after the second and third years), subject to the achievement of certain performance metrics relating to Mortech’s business and the continued employment with Zillow of Mortech’s president, Don Kracl, and its chief technology officer, Jason Steele. In connection with the closing, $1,800,000 of the cash consideration and 75,000 of the restricted shares otherwise payable to the shareholders has been deposited in a third-party escrow account to secure certain indemnification obligations of the shareholders. Based on the allocation of the purchase price in connection with our acquisition of Mortech, a substantial majority of the purchase price has been allocated to goodwill and definite lived intangible assets.

In December 2012, we completed our acquisition of HotPads, a map-based rental and real estate search site. The total merger consideration paid to HotPads equity holders was approximately $16 million in cash, less certain transaction expenses and other costs. All vested options to purchase shares of HotPads’ common stock were cancelled and, in settlement thereof, the holders of such options received cash payments representing a pro-rata portion of the merger consideration. In addition, unvested stock options of HotPads outstanding as of the closing of the merger were substituted for stock options to purchase shares of Zillow’s Class A common stock at an exchange ratio based on the merger consideration and the average closing price of Zillow’s Class A common stock on The Nasdaq Global Market for each of the 10 consecutive trading days immediately preceding the closing of the merger. In connection with the closing of the merger, approximately $1.6 million of the purchase price otherwise payable to HotPads’ stockholders and holders of vested stock options was deposited in a third-party escrow account to secure certain indemnification obligations of those equity holders. Based on the allocation of the purchase price in connection with our acquisition of HotPads, a substantial majority of the purchase price has been allocated to goodwill and definite lived intangible assets.

The following table presents selected cash flow data for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash Flow Data:
Cash flows provided by operating activities	$32,298	$14,826	$2,258
Cash flows provided by (used in) investing activities	(94,358)	(58,383)	4,631
Cash flows provided by financing activities	164,174	79,205	950

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities of $32.3 million for the year ended December 31, 2012 was primarily driven by net income of $5.9 million, adjusted by depreciation and amortization expense of $12.8 million, share-based compensation expense of $6.6 million, bad debt expense of $1.2 million, and the change in deferred rent of approximately $2.2 million. Changes in operating assets and liabilities increased cash provided by operating activities for the year ended December 31, 2012 by $2.5 million. The overall increase in operating assets and liabilities is consistent with the increase in revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011.

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

Cash Flows Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and maturity of short-term and long-term investments, the purchase of property and equipment and intangible assets, and for the years ended December 31, 2012 and 2011, include cash paid in connection with acquisitions.

For the year ended December 31, 2012, net cash used in investing activities was $94.4 million. This was the result of $10.0 million of net purchases of investments, $16.8 million of purchases for property and equipment and intangible assets, and a total of $67.6 million, net of cash acquired, paid in connection with the acquisitions of RentJuice, Buyfolio, Mortech and HotPads.

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

Cash Flows Provided By Financing Activities

Our financing activities have primarily resulted from the exercise of employee non-qualified stock options, as well as proceeds from our public offering for the year ended December 31, 2012, and proceeds from our initial public offering and our concurrent private placement for the year ended December 31, 2011.

For the year ended December 31, 2012, net cash provided by financing activities was approximately $164.2 million, which was primarily the result of $156.7 million in proceeds, net of offering costs, from our September 2012 public offering, and $7.5 million in proceeds from the issuance of Class A common stock from the exercise of stock options.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2012:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$40,463	$4,255	$8,467	$8,895	$18,846
Purchase obligations	17,233	4,533	8,449	4,251	—

Total	$57,696	$8,788	$16,916	$13,146	$18,846

We have various operating leases for office space and equipment. In March 2011, we entered into a lease effective through November 2022 for approximately 66,000 square feet of office space that has housed our principal offices in Seattle, Washington, since August 2011. This new office space replaced our approximately 46,000 square feet of office space in Seattle, Washington, under a lease that expires in February 2013. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington which increases the rentable area of the premises by 21,575 square feet. In April 2012, we entered into an operating lease in Irvine, California, for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California, for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in San Francisco, California, Chicago, Illinois, Lincoln, Nebraska, and New York, New York. We also have purchase obligations for content related to our mobile applications and websites. We do not have any debt or capital lease obligations. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

We believe that the assumptions and estimates associated with revenue recognition, the allowance for doubtful accounts, website and software development costs, goodwill, recoverability of intangible assets with definite lives and other long-lived assets, and share-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

Our revenue is primarily derived from advertising services. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We consider a signed agreement, a binding insertion order or other similar documentation reflecting the terms and conditions under which products will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. Our two revenue categories are marketplace revenue and display revenue.

Our marketplace revenue consists of subscriptions sold to real estate agents under our Premier Agent program, and CPC advertising sold to mortgage lenders related to our Zillow Mortgage Marketplace. Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our original flagship subscription product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

Since the launch of our Platinum Premier Agent subscription product, we have historically charged for this product based upon a percentage of the total Platinum Premier Agent views in the zip code rather than the number of impressions actually delivered on our buyer’s agent list. Thus, up until the end of the third quarter of 2012, Premier Agent subscription advertising revenue was primarily recognized on a straight-line basis during the contractual period over which the advertising was delivered, typically over a period of six months. In the year ended December 31, 2012, we transitioned sales of our Platinum Premier Agent subscription product to charging for the number of impressions delivered on our buyer’s agent list in zip codes purchased.

Our Platinum Premier Agent subscription product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent subscription product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered.

We charge a fixed subscription fee for our Premier Gold and Premier Silver tiers of participation. Subscription advertising revenue for our Premier Gold and Premier Silver tiers is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

For Zillow Mortgage Marketplace, we recognize revenue when a user clicks on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote.

Display revenue primarily consists of graphical advertising sold on a CPM basis to advertisers. We recognize display revenue as impressions are delivered to users interacting with our mobile applications or websites.

Allowance for Doubtful Accounts

We review our accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts. As of December 31, 2012, the allowance for doubtful accounts represented approximately 10% of total accounts receivable, or approximately $1.0 million. A change of 1% in our estimate would amount to approximately $0.1 million.

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

We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our mobile applications and websites, assess the ongoing value of capitalized assets, or determine the estimated useful lives over which the costs are amortized, the amount of website and software development costs we capitalize and amortize could change in future periods.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired.

We assess goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

For our impairment assessment performed during the year ended December 31, 2012, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, and therefore, the first and second steps of the goodwill impairment test were unnecessary. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we considered macroeconomic conditions, industry and market considerations, cost factors, our overall financial performance, other relevant entity-specific events, potential events affecting our reporting unit, and changes in the market price of our common stock. The primary qualitative factors we considered in our analysis for the year ended December 31, 2012 were our overall financial performance, including our revenue growth and positive cash flows, and a market capitalization that is well in excess of the book value of our common stock. We have not recognized any goodwill impairments since our inception.

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

Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in an impairment charge. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, and we may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective, and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state, or local regulations, economic downturns or developments, or other market conditions affecting our industry. We have not recorded any impairment losses since inception.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the awards’ vesting period. For restricted stock awards and restricted stock units, we use the market value of the stock on the date of grant to determine the fair value and recognize compensation expense on a straight-line basis over the awards’ vesting period.

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

Forfeiture rate. We record share-based compensation expense net of estimated forfeitures. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards and employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our share-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our Class A common stock, we may have refinements to the estimates of our expected volatility, expected terms, and forfeiture rates, which could materially impact our future share-based compensation expense. In future periods, we expect our share-based compensation expense to increase as a result of our existing, unrecognized share-based compensation that will be recognized as the awards vest, and as we grant additional share-based awards to attract and retain employees.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between GAAP and International Financial Reporting Standards (“IFRS”). The guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We do not have any long-term borrowings as of December 31, 2012 or 2011.

Under our current investment policy, we invest our excess cash in money market funds, FDIC-insured certificates of deposit, U.S. government agency securities, commercial paper and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow, Inc.

We have audited the accompanying balance sheets of Zillow, Inc. as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zillow, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zillow, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2013

ZILLOW, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$150,040	$47,926
Short-term investments	44,054	28,925
Accounts receivable, net of allowance for doubtful accounts of $965 and $683 at December 31, 2012 and 2011, respectively	8,655	5,638
Prepaid expenses and other current assets	2,652	3,214

Total current assets	205,401	85,703
Long-term investments	9,389	15,285
Property and equipment, net	13,634	7,227
Goodwill	54,284	3,676
Intangible assets, net	21,248	4,532
Other assets	279	245

Total assets	$304,235	$116,668

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,158	$1,681
Accrued expenses and other current liabilities	6,318	4,893
Accrued compensation and benefits	2,514	1,587
Deferred revenue	8,349	5,769
Deferred rent, current portion	94	60

Total current liabilities	20,433	13,990
Deferred rent, net of current portion	3,485	1,347
Other non-current liabilities	—	118
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of December 31, 2012 and 2011; no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2012 and 2011; 26,414,414 and 18,580,292 shares issued and outstanding as of December 31, 2012 and 2011, respectively	3	2
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2012 and 2011; 7,462,526 and 9,528,313 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	351,981	178,817
Accumulated deficit	(71,668)	(77,607)

Total shareholders’ equity	280,317	101,213

Total liabilities and shareholders’ equity	$304,235	$116,668

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$116,850	$66,053	$30,467
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	14,043	10,575	4,973
Sales and marketing	49,105	25,725	14,996
Technology and development	26,614	14,143	10,651
General and administrative (2)	21,291	14,613	6,684

Total costs and expenses	111,053	65,056	37,304

Income (loss) from operations	5,797	997	(6,837)
Other income	142	105	63

Net income (loss)	$5,939	$1,102	$(6,774)

Net income (loss) attributable to common shareholders	$5,939	$—	$(6,674)
Net income (loss) per share attributable to common shareholders—basic	$0.20	$—	$(0.53)
Net income (loss) per share attributable to common shareholders—diluted	$0.18	$—	$(0.53)
Weighted-average shares outstanding—basic	30,194	19,815	12,770
Weighted-average shares outstanding—diluted	32,709	22,305	12,770

(1) Amortization of website development costs and intangible assets included in technology and development is as follows:	$11,179	$5,384	$4,184
(2) General and administrative includes a facility exit charge as follows:	$—	$1,737	$—

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock						Class A		Class B		Class C		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Series A		Series B		Series C		Common Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	17,931,034	$2	6,933,103	$1	6,489,660	$1	803,201	$—	9,528,313	$1	2,305,980	$—	$93,056	$(71,935)	$21,126
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	487,401	—	—	—	—	—	950	—	950
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,146	—	2,146
Net loss and total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,774)	(6,774)

Balance at December 31, 2010	17,931,034	2	6,933,103	1	6,489,660	1	1,290,602	—	9,528,313	1	2,305,980	—	96,152	(78,709)	17,448
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	1,169,121	—	—	—	—	—	2,917	—	2,917
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,545	—	2,545
Class A common stock issued in connection with an acquisition	—	—	—	—	—	—	207,100	—	—	—	—	—	910	—	910
Conversion of convertible preferred stock to Class A common stock in connection with initial public offering	(17,931,034)	(2)	(6,933,103)	(1)	(6,489,660)	(1)	9,276,190	1	—	—	—	—	3	—	—
Conversion of Class C common stock to Class A common stock in connection with initial public offering	—	—	—	—	—	—	2,305,980	—	—	—	(2,305,980)	—	—	—	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs of $8,835	—	—	—	—	—	—	3,981,300	1	—	—	—	—	70,790	—	70,791

	Convertible Preferred Stock						Class A		Class B		Class C		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Series A		Series B		Series C		Common Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Class A common stock in concurrent private placement in connection with initial public offering	—	—	—	—	—	—	274,999	—					5,500	—	5,500
Issuance of restricted shares of Class A common stock	—	—	—	—	—	—	75,000	—	—	—	—	—	—	—	—
Net income and total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,102	1,102

Balance at December 31, 2011	—	—	—	—	—	—	18,580,292	2	9,528,313	1	—	—	178,817	(77,607)	101,213
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	1,624,304	—	—	—	—	—	7,448	—	7,448
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,990	—	8,990
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	2,065,787	—	(2,065,787)	—	—	—	—	—	—
Issuance of Class A common stock in connection with public offering, net of issuance costs of $8,601	—	—	—	—	—	—	3,844,818	1	—	—	—	—	156,726	—	156,727
Issuance of restricted shares of Class A common stock	—	—	—	—	—	—	299,213	—	—	—	—	—	—	—	—
Net income and total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	5,939	5,939

Balance at December 31, 2012	—	$—	—	$—	—	$—	26,414,414	$3	7,462,526	$1	—	$—	$351,981	$(71,668)	$280,317

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$5,939	$1,102	$(6,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,773	7,190	5,262
Facility exit charge	—	1,737	—
Share-based compensation expense	6,611	1,945	1,715
Loss on disposal of property and equipment	353	157	161
Bad debt expense	1,227	594	240
Deferred rent	2,155	1,243	(266)
Amortization (accretion) of bond premium (discount)	751	181	(5)
Changes in operating assets and liabilities:
Accounts receivable	(3,458)	(2,208)	(1,356)
Prepaid expenses and other assets	650	(2,882)	(69)
Accounts payable	991	916	327
Accrued expenses	1,776	2,460	546
Deferred revenue	2,530	2,391	2,477

Net cash provided by operating activities	32,298	14,826	2,258
Investing activities
Proceeds from investment maturities	28,434	4,750	17,578
Purchases of investments	(38,397)	(47,772)	(7,421)
Purchases of property and equipment	(12,677)	(7,686)	(4,896)
Purchases of intangible assets	(4,073)	(1,135)	(630)
Acquisitions, net of cash acquired of $2,879 in 2012 and $0 in 2011 and 2010	(67,645)	(6,540)	—

Net cash provided by (used in) investing activities	(94,358)	(58,383)	4,631
Financing activities
Proceeds from exercise of Class A common stock options	7,448	2,917	950
Proceeds from public offering, net of offering costs	156,726	70,788	—
Proceeds from concurrent private placement	—	5,500	—

Net cash provided by financing activities	164,174	79,205	950
Net increase in cash and cash equivalents during period	102,114	35,648	7,839
Cash and cash equivalents at beginning of period	47,926	12,278	4,439

Cash and cash equivalents at end of period	$150,040	$47,926	$12,278

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$2,379	$600	$431
Class A common stock issued in connection with an acquisition	—	910	—
Write-off of fully depreciated property and equipment	2,986	2,133	—

See accompanying notes to financial statements.

ZILLOW, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Zillow, Inc. (the “Company,” “we,” “us” and “our”) was incorporated as a Washington corporation effective December 13, 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our websites, including Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Buyfolio, Mortech and HotPads. Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for revenue recognition, the allowance for doubtful accounts, website development costs, goodwill, recoverability of intangible assets with definite lives and other long-lived assets, and for share-based compensation. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.

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

Investments

As of December 31, 2012, our investments consist of fixed income securities, which include U.S. government agency securities, commercial paper and corporate notes and bonds. Securities with maturities greater than three months but less than one year are classified as short-term investments. Securities with maturities greater than one year are classified as long-term investments. Our investments are classified as held-to-maturity and are recorded at amortized cost, as we do not intend to sell the investments, and it is not more likely than not that we will be required to sell these investments prior to maturity. The amortized cost of our investments approximates their fair value.

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

We assess goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

Intangible Assets

We purchase and license data content from multiple data providers. This data content consists of U.S. county data about home details (e.g., the number of bedrooms, bathrooms, square footage) and other information relating to the purchase price of homes, both current and historical, as well as imagery, mapping and parcel data that is displayed on our mobile applications and websites. Our home details data not only provides information about a home and its related transactions which is displayed on our mobile applications and websites, but is also used in our proprietary valuation algorithms to produce Zestimates, Rent Zestimates and Zillow Home Value Indexes. License agreement terms vary by vendor. In some instances, we retain perpetual rights to this information after the contract ends; in other instances, the information and data are licensed only during the fixed term of the agreement. Additionally, certain data license agreements provide for uneven payment amounts throughout the life of the contract term.

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

Deferred Revenue

Deferred revenue consists of prepaid but unrecognized subscription revenue, advertising fees received or billed in advance of the delivery or completion of the services, and for amounts received in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

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

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate and mortgage industries. These professionals include local real estate professionals, primarily on an individual subscription basis, and mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists primarily of subscriptions sold to real estate agents under our Premier Agent program, and advertising sold to mortgage lenders and financial institutions related to our Zillow Mortgage Marketplace on a cost-per-click, or CPC, basis.

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our original flagship subscription product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

Since the launch of our Platinum Premier Agent subscription product, we have historically charged for this product based upon a percentage of the total Platinum Premier Agent views in the zip code rather than the number of impressions actually delivered on our buyer’s agent list. Thus, up until the end of the third quarter of 2012, Premier Agent subscription advertising revenue was primarily recognized on a straight-line basis during the contractual period over which the advertising was delivered, typically over a period of six months. In the year ended December 31, 2012, we transitioned sales of our Platinum Premier Agent subscription product to charging for the number of impressions delivered on our buyer’s agent list in zip codes purchased.

Our Platinum Premier Agent subscription product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent subscription product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered.

We charge a fixed subscription fee for our Premier Gold and Premier Silver tiers of participation. Subscription advertising revenue for our Premier Gold and Premier Silver tiers is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

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

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions, or CPM basis, to advertisers primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. We recognize display revenue as impressions are delivered to users interacting with our mobile applications or websites.

There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2012, 2011 or 2010.

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

Research and Development

Research and development costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, expenses attributable to research and development for our business totaled $22.0 million, $10.7 million and $7.8 million, respectively. Research and development costs are recorded in technology and development expenses.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for stock options. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. As we do not have an extensive public trading history for shares of our Class A common stock, the expected volatility for our Class A common stock is estimated using the published historical volatilities of industry peers in the online publishing market representing the verticals in which we operate. We estimate the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla share options. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least annually and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards and the employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock awards and restricted stock units, we determine the fair value of the award based on the market value of our Class A common stock at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, expenses attributable to advertising totaled $11.1 million, $4.0 million and $0.2 million, respectively. Advertising costs are recorded in sales and marketing expenses.

Income Taxes

We use the asset and liability approach for accounting and reporting income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between GAAP and International Financial Reporting Standards (“IFRS”). The guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

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

Short-term and long-term investments—Our investments consist of fixed income securities, which include U.S. government agency securities, commercial paper and corporate notes and bonds. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our U.S. government agency securities are classified as Level 1 in the fair value hierarchy. Our commercial paper, corporate notes and bonds are classified as Level 2 in the fair value hierarchy.

Of the short-term investments and long-term investments on hand as of December 31, 2012, 82.4% mature in 2013 and the remaining 17.6% mature in 2014.

The following tables present the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Year Ended December 31, 2012
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$143,246	$143,246	$—
Certificates of deposit	—	—	—
Short-term investments:
U.S government agency securities	26,085	26,085	—
Commercial paper	16,965	—	16,965
Corporate notes and bonds	1,004	—	1,004
Long-term investments:
U.S government agency securities	7,079	7,079	—
Corporate notes and bonds	2,310	—	2,310

Total	$196,689	$176,410	$20,279

	Year Ended December 31, 2011
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$24,201	$24,201	$—
Certificates of deposit	20,000	20,000	—
Short-term investments:
U.S government agency securities	28,925	28,925	—
Commercial paper	—	—	—
Corporate notes and bonds	—	—	—
Long-term investments:
U.S government agency securities	15,285	15,285	—
Corporate notes and bonds	—	—	—

Total	$88,411	$88,411	$—

We did not have any Level 3 assets measured at fair value on a recurring basis as of December 31, 2012 or 2011. There were no liabilities measured at fair value on a recurring basis as of December 31, 2012 or 2011.

Note 4. Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2012	2011
Accounts receivable	$9,620	$6,321
Less: allowance for doubtful accounts	(965)	(683)

Accounts receivable, net	$8,655	$5,638

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts:
Balance, beginning of period	$683	$501	$261
Additions charged to expense	1,227	594	377
Less: write-offs, net of recoveries and other adjustments	(945)	(412)	(137)

Balance, end of period	$965	$683	$501

Note 5. Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2012	2011
Website development costs	$33,448	$23,410
Computer equipment	8,380	9,265
Leasehold improvements	831	519
Software	1,209	1,367
Construction-in-progress	3,093	1,629
Office equipment, furniture and fixtures	2,186	1,051

Property and equipment	49,147	37,241
Less: accumulated amortization and depreciation	(35,513)	(30,014)

Property and equipment, net	$13,634	$7,227

We recorded amortization and depreciation expense related to property and equipment other than website development costs of $1.6 million, $1.8 million and $1.1 million, respectively, during the years ended December 31, 2012, 2011 and 2010.

We capitalized $11.5 million, $5.5 million and $3.8 million, respectively, in website development costs during the years ended December 31, 2012, 2011 and 2010. Amortization expense for website development costs included in technology and development expenses was $6.9 million, $4.1 million and $3.6 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6. Acquisitions

RentJuice Corporation

On May 31, 2012, Zillow, through its wholly owned subsidiary, Renegade Acquisition, Inc., a Delaware corporation (“Merger Sub”), consummated its acquisition of RentJuice Corporation, a Delaware corporation (“RentJuice”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zillow, RentJuice, Merger Sub and Shareholder Representative Services LLC, acting as the stockholder representative, dated May 2, 2012. Under the terms and subject to the conditions of the Merger Agreement, Merger Sub merged with and into RentJuice with RentJuice remaining as the surviving company and a wholly owned subsidiary of

Zillow (the “Merger”). On August 7, 2012, RentJuice was merged with and into Zillow, with Zillow remaining as the surviving entity. RentJuice provides rental relationship management software for landlords, property managers and rental brokers, and is operated under Zillow Rentals. RentJuice was acquired to help grow our rental marketplace for consumers and professionals.

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

Pursuant to the terms of the Merger Agreement, Zillow established a retention bonus plan pursuant to which restricted stock units for 280,961 shares of Zillow’s Class A common stock were granted on July 26, 2012 to employees of RentJuice who accepted employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the Merger (see Note 11).

Zillow’s acquisition of RentJuice has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of May 31, 2012. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The purchase price was $38.4 million, reflecting the cash amount paid for the outstanding stock of RentJuice, the payment by Zillow of certain transaction costs and expenses incurred by RentJuice, and the cash payments for the cancellation of all vested options to purchase shares of RentJuice’s common stock, as summarized in the following table (in thousands):

Cash paid for the outstanding stock of RentJuice	$37,269
Cash payments for the cancellation of vested options to purchase shares of RentJuice’s common stock	486
Certain transaction expenses and other costs incurred by RentJuice	679

Total purchase price	$38,434

The fair value of the RentJuice unvested stock options substituted and the restricted stock units issued in connection with the retention bonus plan will be recorded as share-based compensation expense over the related vesting periods, as it relates to post-combination services.

Identifiable intangible assets acquired consisted of the following (in thousands):

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

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by Zillow, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

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

Acquisition-related expenses incurred of $0.7 million for the year ended December 31, 2012, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred, and are included in general and administrative expenses.

The results of operations related to the acquisition of RentJuice have been included in our financial statements since the date of acquisition of May 31, 2012. However, disclosure of the amounts of revenue and earnings of the acquiree since the acquisition date is impracticable because discrete financial information is not available as we have one operating segment.

Buyfolio

In October 2012, Zillow, The Guru Group, LLC (dba Buyfolio.com), a New York limited liability company (“Buyfolio”), and the members of Buyfolio, entered into a Securities Purchase Agreement providing for the acquisition of 100% of the interests in Buyfolio by Zillow. Buyfolio is an online and mobile collaborative shopping platform where home shoppers can search, track, organize and discuss for-sale listings with their real estate agent, significant other, or a private group. The acquisition closed in October 2012.

Under the terms of the Securities Purchase Agreement, Zillow paid cash and issued to the co-founders of Buyfolio, who were also the sole members, a total of 99,000 restricted shares of Zillow’s Class A common stock effective on October 26, 2012 (see Note 11). The fair value of the restricted shares will be recorded as share-based compensation expense over the related vesting periods, as it relates to post-combination services.

Zillow’s acquisition of Buyfolio has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of October 26, 2012, and were not significant.

Mortech, Inc.

On November 30, 2012, we consummated our acquisition of Mortech, Inc., a Nebraska corporation (“Mortech”), pursuant to the terms and subject to the conditions of the Stock Purchase Agreement by and among Zillow, Mortech, Don Kracl, Judy Kracl, Joyce Kracl, Jason Steele and Sara Steele (who were the shareholders of Mortech), and Don Kracl, in his capacity as shareholder representative, dated November 4, 2012. Mortech is a software and services company that provides mortgage-related solutions to lenders, bankers, credit unions and smaller community lenders. Mortech accelerates the development of Zillow Mortgage Marketplace, Zillow’s lending marketplace where borrowers can connect with reputable lenders to get personalized loan options and real-time mortgage rates.

In consideration for the acquisition of all of the outstanding capital stock of Mortech from its shareholders, we (i) paid to the shareholders approximately $12 million in cash, less certain transaction expenses and other costs and as adjusted at closing based on Mortech’s net working capital, and (ii) issued to the shareholders a total of 150,000 restricted shares of Zillow’s Class A common stock (see Note 11). In connection with the closing, $1,800,000 of the cash consideration and 75,000 of the restricted shares otherwise payable to the shareholders has been deposited in a third-party escrow account to secure certain indemnification obligations of the shareholders.

Our acquisition of Mortech has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of November 30, 2012. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The purchase price was approximately $12.0 million, reflecting the cash amount paid for the outstanding stock of Mortech and the payment of certain transaction costs and expenses incurred by Mortech, as summarized in the following table (in thousands):

Cash paid for the outstanding stock of Mortech	$11,892
Certain transaction expenses and other costs incurred by Mortech	75

Total purchase price	$11,967

The fair value of the Mortech restricted shares granted in connection with the acquisition will be recorded as share-based compensation expense over the related vesting periods, as it relates to post-combination services.

Identifiable intangible assets acquired consisted of the following (in thousands):

		Estimated Amortization Period (in years)
Developed technology	$2,700	5
Customer relationships	2,300	5
Trademarks	100	1

Total intangible assets acquired	$5,100

The estimated fair value of the intangible assets acquired was determined by the Company, and we considered or relied in part upon a valuation report of a third-party expert. We used an income approach to measure the fair value of the developed technology and the trademarks based on the relief-from-royalty method. We used an income approach to measure the fair value of the customer relationships based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. These fair value measurements were based on Level 3 measurements under the fair value hierarchy.

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

Cash	$509
Other identifiable tangible assets	310

Total tangible assets	819

Accounts payable	(230)
Accrued expenses and other current liabilities	(41)
Accrued compensation and benefits	(78)
Other identifiable liabilities	(39)

Total liabilities	(388)

Net acquired tangible assets	431

Identifiable intangible assets	5,100
Goodwill	6,436

Total purchase price allocation	$11,967

Acquisition-related expenses incurred for the year ended December 31, 2012, including legal and accounting fees and other external costs directly related to the acquisition, were not significant, were expensed as incurred, and are included in general and administrative expenses.

The results of operations related to the acquisition of Mortech have been included in our financial statements since the date of acquisition of November 30, 2012, and are not significant.

HotPads

On December 14, 2012, Zillow, through its wholly owned subsidiary, Huckleberry Acquisition, Inc., a Delaware corporation (“Merger Sub”), consummated its acquisition of HotPads, Inc., a Delaware corporation (“HotPads”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zillow, HotPads, Merger Sub and David J. Becker, acting as the stockholder representative, dated November 26, 2012. Under the terms and subject to the conditions of the Merger Agreement, Merger Sub merged with and into HotPads with HotPads remaining as the surviving company and a wholly owned subsidiary of Zillow (the “Merger”). On December 21, 2012, HotPads was merged with and into Zillow, with Zillow remaining as the surviving entity. HotPads is a map-based rental and real estate search site. HotPads was acquired to help grow our rental marketplace for consumers and professionals.

The total merger consideration paid to HotPads’ equity holders was approximately $16 million in cash, less certain transaction expenses and other costs. All vested options to purchase shares of HotPads’ common stock were cancelled and, in settlement thereof, the holders of such options received cash payments representing a pro-rata portion of the merger consideration. In addition, unvested stock options of HotPads outstanding as of the closing of the merger were substituted for stock options to purchase shares of Zillow’s Class A common stock at an exchange ratio based on the Merger consideration and the average closing price of Zillow’s Class A common stock on The Nasdaq Global Market for each of the 10 consecutive trading days immediately preceding the closing of the merger. In connection with the closing of the Merger, approximately $1.6 million of the purchase price otherwise payable to HotPads’ stockholders and holders of vested stock options was deposited in a third-party escrow account to secure certain indemnification obligations of those equity holders.

Zillow’s acquisition of HotPads has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of December 14, 2012. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The purchase price was approximately $16.2 million, as summarized in the following table (in thousands):

Cash paid for the outstanding stock of HotPads	$14,593
Cash payments for the cancellation of vested options to purchase shares of HotPads’ common stock	1,279
Certain transaction expenses and other costs incurred by HotPads	209
Substituted unvested stock options attributable to pre-combination service	123

Total purchase price	$16,204

The fair value of HotPads’ unvested stock options substituted in connection with the acquisition that relate to post-combination services will be recorded as share-based compensation expense over the related vesting periods.

Identifiable intangible assets acquired consisted of the following (in thousands):

		Estimated Amortization Period (in years)
Developed technology	$3,400	7
Customer relationships	1,300	5
Trademarks	500	3

Total intangible assets acquired	$5,200

The estimated fair value of the intangible assets acquired was determined by the Company, and we considered or relied in part upon a valuation report of a third-party expert. We used a cost approach to measure the fair value of the developed technology based on the estimated cost to recreate the technology. We used an income approach to measure the fair value of the customer relationships based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the trademarks based on the relief-from-royalty method. These fair value measurements were based on Level 3 measurements under the fair value hierarchy.

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

Cash	$337
Other identifiable tangible assets	690

Total tangible assets	1,027

Accounts payable	(8)
Accrued expenses and other current liabilities	(54)
Accrued compensation and benefits	(6)
Other identifiable liabilities	(11)

Total liabilities	(79)

Net acquired liabilities	948

Identifiable intangible assets	5,200
Goodwill	10,056

Total purchase price allocation	$16,204

We also acquired net deferred tax liabilities of $1.1 million for HotPads. As of December 31, 2012, the net deferred tax liability from the HotPads acquisition has been combined with Zillow’s net deferred tax asset, which resulted in an overall net deferred tax asset, and we have established a full valuation against the resulting net deferred tax asset.

Acquisition-related expenses incurred for the year ended December 31, 2012, including legal and accounting fees and other external costs directly related to the acquisition, were not significant, were expensed as incurred, and are included in general and administrative expenses.

The results of operations related to the acquisition of HotPads have been included in our financial statements since the date of acquisition of December 14, 2012, and are not significant.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of RentJuice, Mortech, and HotPads as if the acquisitions were consummated on January 1, 2011 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense, and direct and incremental transaction costs reflected in the historical financial statements. The unaudited pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisitions occurred on January 1, 2011 and should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Revenue	$124,436	$73,328
Net loss attributable to common shareholders	$(165)	$(8,267)
Net loss per share attributable to common shareholders—basic and diluted	$(0.01)	$(0.42)

Note 7. Goodwill

The following table presents the change in goodwill from December 31, 2011 through December 31, 2012 (in thousands):

Balance as of December 31, 2011	$3,676
Goodwill recorded in connection with the acquisition of RentJuice	31,699
Goodwill recorded in connection with the acquisition of Buyfolio	2,417
Goodwill recorded in connection with the acquisition of Mortech	6,436
Goodwill recorded in connection with the acquisition of HotPads	10,056

Balance as of December 31, 2012	$54,284

The goodwill recorded in connection with the acquisitions of RentJuice and HotPads is not deductible for tax purposes. The goodwill recorded in connection with the Mortech is deductible for tax purposes. All of the goodwill recorded as of December 31, 2011 is deductible for tax purposes.

Note 8. Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	Year Ended December 31, 2012
	Cost	Accumulated Amortization	Net
Purchased content	$9,044	$(6,015)	$3,029
Developed technology	14,335	(1,534)	12,801
Customer relationships	4,875	(387)	4,488
Trademarks	1,061	(131)	930

Total	$29,315	$(8,067)	$21,248

	Year Ended December 31, 2011
	Cost	Accumulated Amortization	Net
Purchased content	$5,150	$(4,036)	$1,114
Developed technology	2,635	(329)	2,306
Customer relationships	724	(49)	675
Trademarks	461	(24)	437

Total	$8,970	$(4,438)	$4,532

Amortization expense recorded for intangible assets for the years ended December 31, 2012, 2011 and 2010 was $4.3 million, $1.3 million and $0.6 million, respectively, and these amounts are included in technology and development expenses. For the year ended December 31, 2012, amortization expense included $0.5 million of additional amortization expense recorded for a trademark intangible asset related to an acquisition, based on a change in the estimated useful life of the intangible asset. The remaining weighted-average amortization period for all intangible assets as of December 31, 2012 and 2011 was approximately 4.9 years and 3.9 years, respectively.

Estimated future amortization expense for intangible assets, including amortization related to future commitments, as of December 31, 2012 is as follows (in thousands):

2013	$8,115
2014	7,949
2015	7,724
2016	5,322
2017	3,178
All future years	3,271

Total	$35,559

Note 9. Income Taxes

We are subject to federal income taxes in the United States. For the years ended December 31, 2012, 2011 and 2010, we did not have reportable taxable income and, therefore, no tax liability or expense has been recorded in the financial statements.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Tax expense at federal statutory rate	34.0%	34.0%	(34.0%)
Nondeductible expenses	9.2%	10.0%	0.8%
Share-based compensation	3.5%	37.1%	1.9%
Research and development credits	0.0%	(32.6%)	(1.7%)
Valuation allowance	(46.7%)	(48.5%)	33.0%

Effective tax rate	0.0%	0.0%	0.0%

Deferred federal income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$19,899	$19,437
Share-based compensation	2,712	1,858
Goodwill	591	763
Intangibles	—	523
Depreciation and amortization	—	201
Start-up and organizational costs	554	597
Research and development credits	1,255	1,225
Accruals and reserves	792	840
Other	1,606	893

Total deferred tax assets	27,409	26,337
Deferred tax liability:
Website and software development costs	(2,934)	(1,357)
Intangibles	(3,037)	—
Depreciation and amortization	(67)	—

Net deferred tax assets before valuation allowance	21,371	24,980
Less: valuation allowance	(21,371)	(24,980)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2012 and 2011 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance decreased by $3.6 million and $0.5 million, respectively, during the years ended December 31, 2012 and 2011.

We have accumulated tax losses of approximately $115.7 million and $68.6 million as of December 31, 2012 and 2011, respectively, which are available to reduce future taxable income. Approximately $57.1 million of our net operating loss carryforwards relate to tax deductible share-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to share-based compensation, the resulting tax benefits will be recorded to shareholders’ equity rather than to the statement of operations. Additionally, we have research and development credit carryforwards of $1.3 million and $1.2 million, respectively, as of December 31, 2012 and 2011, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. The use of these net operating loss carryforwards and research and development tax credits may be limited should an ownership change occur in future years under Internal Revenue Code Section 382.

We are currently not under audit in any tax jurisdiction. Tax years from 2008 through 2011 are currently open for audit by federal and state taxing authorities.

At December 31, 2012, the total amount of unrecognized tax benefits of $1.2 million is recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Changes for unrecognized tax benefits for the periods presented are as follows (in thousands):

Balance at January 1, 2009	$753
Gross increases—current-period tax positions	113

Balance at December 31, 2010	$866

Gross increases—current-period tax positions	359

Balance at December 31, 2011	$1,225

Gross increases—prior-period tax positions	2

Balance at December 31, 2012	$1,227

On January 2, 2013 the American Taxpayer Relief Act of 2012 (“the Act”) was signed into law. Included in the Act was the extension of the research and development tax credit under Internal Revenue Code Section 41 retroactive to January 1, 2012 through December 31, 2013. The effect of this enactment has not been included within our financial statements for the year ended December 31, 2012. Had the effect of the enactment been included within our financial statements, we would have record a net increase to deferred tax assets of approximately $1.8 million and a corresponding increase of $1.8 million in the valuation allowance. The increase in net deferred tax assets of $1.8 million reflects an estimated research and development tax credit for the year ended December 31, 2012 of $3.5 million, reduced by 50% under the relevant accounting guidance for uncertain tax positions.

Note 10. Shareholders’ Equity

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

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the year ended December 31, 2012, 2,065,787 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

In September 2012, we sold and issued 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. We received net proceeds of $156.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

The following shares of Class A common stock have been reserved for future issuance as of the dates presented:

	December 31, 2012	December 31, 2011
Class A common stock options outstanding	5,462,672	5,361,256
Class A common stock options available for grant	306,535	979,024
Restricted stock outstanding	340,103	—
Restricted stock units outstanding	296,004	—
Shares issuable upon conversion of outstanding Class B common stock	7,462,526	9,528,313

Total	13,867,840	15,868,593

Note 11. Share-Based Awards

On July 19, 2011, our 2011 Incentive Plan (the “2011 Plan”) became effective and was subsequently amended and restated effective as of June 1, 2012, to, among other things, increase the total number of authorized shares and include the material terms of performance goals for performance-based awards. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee of the board of directors may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock or restricted stock units, to employees, officers, directors, consultants, agents, advisors and independent contractors. The Compensation Committee has also authorized certain senior executive officers to grant options under the 2011 Plan, within limits prescribed by the Compensation Committee. After the effective date of the 2011 Plan, all compensatory equity awards have been granted under the 2011 Plan.

Stock Options

All stock options outstanding at December 31, 2012 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the acquisition of HotPads (see Note 6). Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with an acquisition, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the grant date, and except for an option for 500,000 shares granted to the Company’s chief executive officer on December 26, 2012 (the “Executive Award”).

The following table summarizes stock option activity for the year ended December 31, 2012:

	Options Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	979,024	5,361,256	$6.23	4.51	$89,749,207
Authorized increase in plan shares	1,053,231	—	—
Granted	(1,884,079)	1,884,079	30.01
Exercised	—	(1,624,304)	4.59
Forfeited or cancelled	158,359	(158,359)	21.42

Outstanding at December 31, 2012	306,535	5,462,672	14.48	4.88	78,912,364
Vested and exercisable at December 31, 2012		2,303,959	6.50	3.57	49,364,540

As of December 31, 2012, there was a total of $40.7 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.98 years. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $49.7 million, $11.3 million and $0.9 million, respectively.

The fair value of options granted, excluding Nonemployee Director Awards and the Executive Award, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	49% – 52%	49% – 52%	47% – 53%
Expected dividend yields	—	—	—
Average risk-free interest rate	0.53% – 0.76%	0.79% – 1.87%	1.23% – 2.16%
Weighted-average expected life	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$13.79	$4.66	$1.52

In March 2012, stock options for 45,005 shares of our Class A common stock were granted as Nonemployee Director Awards, which are fully vested and exercisable on the grant date. The fair value of options granted for the Nonemployee Director Awards, $11.52 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.43%, and a weighted-average expected life of 3.5 years. During the year ended December 31, 2012, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0.5 million, and is included in general and administrative expenses.

In December 2012, an option for 500,000 shares of our Class A common stock was granted to the Company’s chief executive officer as the Executive Award. One-eighth of the total number of shares subject to the option will vest and become exercisable on the one-year anniversary of the grant date. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable four years from the grant date. One-eighth of the total number of shares subject to the option will vest and become exercisable on the two-year anniversary of the grant date. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable five years from the grant date. The fair value of the option, $12.23 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 49%, a risk-free interest rate of 0.60%, and a weighted-average expected life of 5.0 years. The option is subject to shareholder approval of a share increase under the Company’s Amended and Restated 2011 Incentive Plan, and no portion of the option is exercisable until such shareholder approval has been obtained. However, for accounting purposes for determining the grant date, shareholder approval is deemed to be a formality or perfunctory because the award has been approved by Zillow’s co-founders, who control enough votes to ensure shareholder approval.

The fair value of stock options vested at December 31, 2012, 2011 and 2010 was $0.8 million, $1.0 million and $1.3 million, respectively.

The following table summarizes information about options outstanding and vested stock options as of December 31, 2012:

	Options Outstanding			Options Vested and Exercisable
Exercise Price or Range	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 – $3.515	862,923	3.95	$3.33	610,819	$3.42
$3.583	659,394	4.19	3.58	398,404	3.58
$3.853	37,679	3.81	3.85	20,025	3.85
$3.887	958,853	5.16	3.89	342,677	3.89
$3.988 – $7.267	811,050	2.41	6.62	744,216	6.66
$7.49 – $28.78	828,849	6.59	27.20	52,745	17.79
$29.50 – $29.69	81,540	5.89	29.66	20,568	29.69
$30.46	611,426	6.08	30.46	—	—
$30.60 – $40.28	555,158	6.17	33.64	114,505	30.88
$40.83 – $44.41	55,800	6.51	41.91	—	—

Total	5,462,672	4.88	14.48	2,303,959	6.50

Restricted Stock

Under the terms of the Securities Purchase Agreement described in Note 6, Zillow issued to the co-founders of Buyfolio a total of 99,000 restricted shares of Zillow’s Class A common stock effective on October 26, 2012, which shares vest over a four-year period subject to the continued employment with Zillow of the co-founders. In the event of termination of service by Zillow of a founder of Buyfolio without cause, resignation by such founder of Buyfolio for good reason or upon such founder’s death or disability, any unvested shares held by such founder will become fully vested and no longer subject to forfeiture. The grant date fair value of the restricted shares is approximately $3.7 million.

In consideration for the acquisition of all of the outstanding capital stock of Mortech described in Note 6, Zillow issued to the shareholders of Mortech a total of 150,000 restricted shares of Zillow’s Class A common stock, which will vest over a three-year period beginning on December 1, 2012 (25% after the first year and the remaining portion in equal installments after the second and third years) subject to the achievement of certain performance metrics relating to Mortech’s business and the continued employment with Zillow of Mortech’s president, Don Kracl, and its chief technology officer, Jason Steele, who were the employee shareholders of Mortech. In the event of termination of service by Zillow of one of the employee shareholders of Mortech without cause, resignation by such employee shareholder of Mortech for good reason or upon such employee shareholder’s death or disability (a “covered termination”), 50% of the then unvested shares held by the recipients will become vested shares and no longer subject to forfeiture, and the remaining unvested shares will continue to vest in accordance with the original vesting schedule subject to the continued employment or service of the remaining employee shareholder and achievement of the performance goals. In the event of the simultaneous or subsequent termination of service of the remaining employee shareholder by reason of a covered termination, the then unvested shares held by the recipients will become fully vested and no longer subject to forfeiture without regard to the employment requirement and achievement of the performance goals. The grant date fair value of the restricted shares is approximately $4.1 million.

In December 2012, Zillow granted a total of 45,270 restricted shares of Zillow’s Class A common stock to certain former employees of HotPads, subject to the recipients’ continued full-time employment or service to Zillow. With respect to 40,000 of the shares of restricted stock, one-third of the shares will vest on December 15, 2013, and the remainder will vest in equal installments each monthly period thereafter for two years. With respect to 5,270 of the shares of restricted stock, one-fourth of the shares will vest on December 15, 2013, and the remainder will vest in equal installments each monthly period thereafter for three years. The total grant date fair value of the restricted stock is approximately $1.2 million.

The following table summarizes restricted stock activity for the year ended December 31, 2012:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	75,000	$29.69
Granted	299,213	30.43
Vested	(34,110)	29.41
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2012	340,103	30.34

The total fair value of shares of restricted stock vested for the year ended December 31, 2012 was $1.0 million. There were no shares of restricted stock vested for the years ended December 31, 2011 and 2010.

The fair value of the outstanding restricted stock will be recorded as share-based compensation expense over the vesting period. As of December 31, 2012, there was $10.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

Pursuant to the terms of the Agreement and Plan of Merger described in Note 6 entered into between RentJuice, Zillow and certain other parties, Zillow adopted a retention bonus plan in connection with the closing of the merger pursuant to which restricted stock units for 280,961 shares of our Class A common stock were granted on July 26, 2012 to former employees of RentJuice who accepted employment with Zillow in proportion to each employee’s total equity holdings in RentJuice prior to the closing of the merger. Twenty-five percent of each restricted stock unit award will vest on May 31, 2013, and the remainder will vest in substantially equal installments each three-month period thereafter for three years, subject to the recipient’s continued full-time employment or service to Zillow. With respect to grants to the founders of RentJuice, in the event of termination of service by Zillow of a founder of RentJuice without cause, resignation by such founder of RentJuice for good reason or upon such founder’s death or disability, any unvested units held by such founder will become vested units, and such founder of RentJuice will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit. The grant date fair value of the restricted stock units is approximately $11.2 million.

The following table summarizes activity for restricted stock units for the year ended December 31, 2012:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	—	$—
Granted	300,961	38.77
Vested	—	—
Forfeited or cancelled	(4,957)	39.69

Unvested outstanding at December 31, 2012	296,004	38.76

The total fair value of vested restricted stock units was $0 for the years ended December 31, 2012, 2011 and 2010 since no restricted stock units were vested on such date.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of December 31, 2012, there was $10.2 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.44 years.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Year Ended December 31, 2012
	Total	Stock Options	Restricted Stock	Restricted Stock Units
Cost of revenue	$380	$380	$—	$—
Sales and marketing	2,433	1,228	1,009	196
Technology and development	1,886	1,417	332	137
General and administrative	1,912	1,909	3	—

Total	$6,611	$4,934	$1,344	$333

	Year Ended December 31, 2011
	Total	Stock Options	Restricted Stock	Restricted Stock Units
Cost of revenue	$189	$189	$—	$—
Sales and marketing	388	388	—	—
Technology and development	546	422	124	—
General and administrative	822	822	—	—

Total	$1,945	$1,821	$124	$—

	Year Ended December 31, 2010
	Total	Stock Options	Restricted Stock	Restricted Stock Units
Cost of revenue	$210	$210	$—	$—
Sales and marketing	445	445	—	—
Technology and development	389	389	—	—
General and administrative	671	671	—	—

Total	$1,715	$1,715	$—	$—

Note 12. Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period. In the calculation of basic net income (loss) per share attributable to common shareholders, undistributed earnings are allocated assuming all earnings during the period were distributed. Prior to our IPO in July 2011, net income is first allocated to the Series A, Series B and Series C convertible preferred shareholders, as the convertible preferred stock is a participating security and the preferred shareholders have contractual preferential rights to distributions. For the year ended December 31, 2011, all income was allocated to Series A, Series B and Series C convertible preferred shareholders, and as a result, there was no income attributable to common shareholders. For the year ended December 31, 2010, the net loss is allocated entirely to the Class A common stock, Class B common stock and Class C common stock as the preferred shareholders did not share in the losses.

Diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock, Class B common stock and Class C common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options and Class A common stock underlying unvested restricted stock and restricted stock units using the treasury stock method.

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income (loss) per share attributable to common shareholders because they had a dilutive impact (in thousands):

	Year Ended December 31,
	2012	2011	2010
Class A common stock issuable upon the exercise of stock options	2,469	2,490	—
Class A common stock underlying unvested restricted stock	53	—	—

Total Class A common stock equivalents	2,515	2,490	—

For the year ended December 31, 2011, 75,000 shares of Class A common stock underlying unvested shares of restricted stock were excluded in the computation of diluted net income per share as their effect would have been antidilutive.

For the year ended December 31, 2010, 5,010,310 shares underlying stock options have been excluded from the calculations of diluted net income (loss) per share attributable to common shareholders because their effect would have been antidilutive.

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

Note 13. Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease effective through November 2022 for approximately 66,000 square feet of office space that has housed our principal offices in Seattle, Washington, since August 2011. This new office space replaced our approximately 46,000 square feet of office space in Seattle, Washington, under a lease that expires in February 2013. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increases the rentable area of the premises by 21,575 square feet. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in San Francisco, California, Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

The operating lease for our prior headquarters in Seattle, Washington, which we vacated in August 2011, expires in February 2013. As a result of vacating the office space, during the year ended December 31, 2011 we recorded a facility exit charge for $1.7 million related to costs that will continue to be incurred under the operating lease for the remaining term. As of December 31, 2012, there was $0.3 million of accrued facility exit costs included in accrued expenses and other current liabilities. A summary of activity related to the facility exit charge accrual for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance, beginning of the period	$1,541	$—
Charges and adjustments	318	2,236
Less: cash payments	(1,525)	(695)

Balance, end of period	$334	$1,541

Future minimum payments for all operating leases as of December 31, 2012 are as follows (in thousands):

2013	$4,255
2014	4,166
2015	4,301
2016	4,387
2017	4,508
All future years	18,846

Total future minimum lease payments	$40,463

Rent expense for the years ended December 31, 2012, 2011 and 2010, was $2.6 million, $2.1 million and $1.2 million, respectively.

Purchase Commitments

As of December 31, 2012, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $17.2 million. The amount due for this content as of December 31, 2012 is as follows (in thousands):

2013	$4,533
2014	4,157
2015	4,291
2016	3,435
2017	817
All future years	—

Total future purchase commitments	$17,233

Line of Credit and Letters of Credit

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of December 31, 2012, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In November 2012, we executed a letter of credit of approximately $0.2 million in connection with the lease of our San Francisco office. We also have four additional outstanding letters of credit totaling $0.6 million as of December 31, 2012, payable to the landlord of our prior headquarters office in Seattle, Washington, in the event we default on our lease, which expires in February 2013. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent Office granted our petition for re-examination of the three patents-in-suit, and in an initial office action rejected all claims. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. We were granted a stay against the patent infringement complaint. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, and other defendants, for patent infringement in the

U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. In addition, in March 2010, Smarter Agent filed a substantially similar complaint against HotPads, Inc. (“HotPads”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint against HotPads. We have not recorded an accrual related to these complaints as of December 31, 2012 or December 31, 2011 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC filed a complaint against us, for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have not recorded an accrual related to this complaint as of December 31, 2012 or December 31, 2011 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In November 2012, a securities class action lawsuit was filed against us and certain of our executive officers in the U.S. District Court for the Western District of Washington at Seattle. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. In general, the complaint alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. We anticipate that a consolidated amended complaint will be filed in the second quarter of 2013. We intend to deny the allegations of any wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow. In general, the complaint alleges, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Marketplace revenue	$86,670	$42,190	$13,228
Display revenue	30,180	23,863	17,239

Total	$116,850	$66,053	$30,467

Note 15. Subsequent Events

On January 24, 2013, an option for 500,000 shares of our Class A common stock was granted to the Company’s chief executive officer. One-eighth of the total number of shares subject to the option will vest and become exercisable on the three-year anniversary of the grant date. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the grant date. One-eighth of the total number of shares subject to the option will vest and become exercisable on the four-year anniversary of the grant date. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the grant date. The option is subject to shareholder approval of a share increase under the Company’s Amended and Restated 2011 Incentive Plan, and no portion of the option is exercisable until such shareholder approval has been obtained.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal control over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow, Inc.

We have audited Zillow, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zillow, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zillow, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 financial statements of Zillow, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

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

ZILLOW, INC.

Date: February 22, 2013	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 22, 2013.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated May 2, 2012, by and among Zillow, Inc., RentJuice Corporation, Renegade Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation, dated July 20, 2011 (Filed as Exhibit 3.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, dated July 25, 2011 (Filed as Exhibit 3.2 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

4.1	Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

4.2	Second Amended and Restated Investors’ Rights Agreement, dated September 7, 2007 (Filed as Exhibit 4.2 to Zillow, Inc.’s to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

4.3	Common Stock Purchase Agreement among Zillow, Inc., TCV V, L.P., TCV Member Fund, L.P., and PAR Investment Partners, L.P. dated June 16, 2011 (Filed as Exhibit 4.3 to Zillow, Inc.’s Current Report on Form 8-K (SEC File No. 001-35237) filed on July 29, 2011, and incorporated herein by reference).

4.4	Agreement, Waiver and Amendment With Respect to Initial Public Offering and Common Stock Financing, dated as of April 16, 2011 (Filed as Exhibit 4.14 to Registrant’s Registration Statement on Form S-3 (SEC File No. 333-183111) filed with the Securities and Exchange Commission on August 7, 2012, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement between Zillow, Inc. and each of its directors and executive officers (Filed as Exhibit 10.1 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.2*	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan (Filed as Appendix A to Zillow’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2012, and incorporated herein by reference).

10.3*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.4*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.6	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.7	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.8†	Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc. dated July 2, 2010 (Filed as Exhibit 10.11 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.9†	Amendment No. 1 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated August 30, 2011 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.10†	Amendment No. 2 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated February 7, 2012 (Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.11†	Amendment No. 3 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated June 28, 2012 (Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012, and incorporated herein by reference).

10.12	Amended and Restated Loan and Security Agreement, dated April 30, 2012, by and among Zillow, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference).

10.13*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the officers of Zillow, Inc. (Filed as Exhibit 10.13 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.14*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between Chad M. Cohen and Zillow, Inc. (Filed as Exhibit 10.15 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.16*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.17*	Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.17 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.18††	Platform Services Agreement, dated April 7, 2011, by and between Zillow, Inc. and Threewide Corporation.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
+	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.