Form 10-Q
period 2013-03-31
ZILLOW INC
filed 2013-05-08
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, 27,263,123 shares of Class A common stock and 7,268,626 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2013

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand in a cost-effective manner; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our mobile applications and websites; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2012. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.zillow.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this quarterly report on Form 10-Q.

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We intend to also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

•	Zillow Twitter Account (https://twitter.com/zillow)

•	Zillow Facebook Page (https://www.facebook.com/Zillow)

•	Zillow Company Blog (http://www.zillowblog.com/)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$131,948	$150,040
Short-term investments	47,102	44,054
Accounts receivable, net of allowance for doubtful accounts of $1,236 and $965 at March 31, 2013 and December 31, 2012, respectively	9,499	8,655
Prepaid expenses and other current assets	4,445	2,652

Total current assets	192,994	205,401
Long-term investments	25,081	9,389
Property and equipment, net	16,773	13,634
Goodwill	54,284	54,284
Intangible assets, net	20,241	21,248
Other assets	254	279

Total assets	$309,627	$304,235

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,399	$3,158
Accrued expenses and other current liabilities	3,884	6,318
Accrued compensation and benefits	3,238	2,514
Deferred revenue	7,779	8,349
Deferred rent, current portion	126	94

Total current liabilities	19,426	20,433
Deferred rent, net of current portion	3,651	3,485
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of March 31, 2013 and December 31, 2012; no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 27,208,296 and 26,414,414 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 7,268,626 and 7,462,526 shares issued and outstanding as of March 31, 2013 and December 31, 2012	1	1
Additional paid-in capital	361,961	351,981
Accumulated deficit	(75,415)	(71,668)

Total shareholders’ equity	286,550	280,317

Total liabilities and shareholders’ equity	$309,627	$304,235

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$38,966	$22,833
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	4,130	3,350
Sales and marketing	19,794	8,315
Technology and development	10,611	5,030
General and administrative	8,233	4,445

Total costs and expenses	42,768	21,140

Income (loss) from operations	(3,802)	1,693
Other income	55	31

Net income (loss)	$(3,747)	$1,724

Net income (loss) per share — basic and diluted	$(0.11)	$0.06
Weighted-average shares outstanding — basic	33,770	28,348
Weighted-average shares outstanding — diluted	33,770	30,994
(1) Amortization of website development costs and intangible assets included in technology and development	$4,208	$2,004

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income (loss)	$(3,747)	$1,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,779	2,336
Share-based compensation expense	4,146	1,418
Loss on disposal of property and equipment	495	63
Bad debt expense	414	99
Deferred rent	198	411
Amortization of bond premium	69	199
Changes in operating assets and liabilities:
Accounts receivable	(1,258)	(601)
Prepaid expenses and other assets	(1,768)	1,085
Accounts payable	1,241	(413)
Accrued expenses	(1,710)	(587)
Deferred revenue	(570)	764

Net cash provided by operating activities	2,289	6,498

Investing activities
Proceeds from maturities of investments	5,000	—
Purchases of investments	(23,809)	—
Purchases of property and equipment	(5,944)	(2,525)
Purchases of intangible assets	(685)	(504)

Net cash used in investing activities	(25,438)	(3,029)

Financing activities
Proceeds from exercise of Class A common stock options	5,057	2,905

Net cash provided by financing activities	5,057	2,905
Net increase (decrease) in cash and cash equivalents during period	(18,092)	6,374
Cash and cash equivalents at beginning of period	150,040	47,926

Cash and cash equivalents at end of period	$131,948	$54,300

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$777	$383
Write-off of fully depreciated property and equipment	$485	$—

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 22, 2013. The condensed balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2013, our results of operations for the three month periods ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012. The results of the three month period ended March 31, 2013 is not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for any interim period or for any other future year.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. An entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012, with earlier adoption permitted, and must be applied prospectively. We adopted this guidance on January 1, 2013. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows as we do not have any items of other comprehensive income in any period presented.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid money market funds with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.

Short-term and long-term investments — Our investments consist of fixed income securities, which include U.S. government agency securities, commercial paper, and corporate notes and bonds. Investments with maturities greater than three months but less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our U.S. government agency securities are classified as Level 1 in the fair value hierarchy. Our commercial paper and corporate notes and bonds are classified as Level 2 in the fair value hierarchy. Our short-term and long-term investments are classified as held-to-maturity and are recorded at amortized cost, as we do not intend to sell the investments, and it is not more likely than not that we will be required to sell these investments prior to maturity. The amortized cost of our short-term and long-term investments approximates their fair value.

Of the short-term investments and long-term investments on hand as of March 31, 2013, 65.3% mature on or prior to March 31, 2014, and the remaining 34.7% mature on or prior to March 31, 2015.

The following tables present the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	March 31, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$125,478	$125,478	—
Short-term investments:
U.S government agency securities	33,083	33,083	—
Commercial paper	6,998	—	6,998
Corporate notes and bonds	7,021	—	7,021
Long-term investments:
U.S government agency securities	23,803	23,803	—
Corporate notes and bonds	1,278	—	1,278

Total	$197,661	$182,364	$15,297

	December 31, 2012
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$143,246	$143,246	$—
Short-term investments:
U.S government agency securities	26,085	26,085	—
Commercial paper	16,965	—	16,965
Corporate notes and bonds	1,004	—	1,004
Long-term investments:
U.S government agency securities	7,079	7,079	—
Corporate notes and bonds	2,310	—	2,310

Total	$196,689	$176,410	$20,279

We did not have any Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2013 or December 31, 2012.

Note 4.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2013	December 31, 2012
Website development costs	$36,836	$33,448
Computer equipment	8,717	8,380
Leasehold improvements	1,659	831
Software	1,265	1,209
Construction-in-progress	3,603	3,093
Office equipment, furniture and fixtures	2,721	2,186

Property and equipment	54,801	49,147
Less: accumulated amortization and depreciation	(38,028)	(35,513)

Property and equipment, net	$16,773	$13,634

We recorded amortization and depreciation expense related to property and equipment (other than website development costs) of $0.6 million and $0.3 million, respectively, during the three months ended March 31, 2013 and 2012.

We capitalized $3.9 million and $2.3 million, respectively, in website development costs during the three months ended March 31, 2013 and 2012. Amortization expense for website development costs included in technology and development expenses was $2.5 million and $1.3 million, respectively, during the three months ended March 31, 2013 and 2012.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 5.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2013
	Cost	Accumulated Amortization	Net
Developed technology	$14,335	$(2,218)	$12,117
Purchased content	9,729	(6,663)	3,066
Customer relationships	4,875	(657)	4,218
Trademarks	1,061	(221)	840

Total	$30,000	$(9,759)	$20,241

	December 31, 2012
	Cost	Accumulated Amortization	Net
Developed technology	$14,335	$(1,534)	$12,801
Purchased content	9,044	(6,015)	3,029
Customer relationships	4,875	(387)	4,488
Trademarks	1,061	(131)	930

Total	$29,315	$(8,067)	$21,248

Amortization expense recorded for intangible assets for the three months ended March 31, 2013 and 2012 was $1.7 million and $0.7 million, respectively. These amounts are included in technology and development expenses.

Note 6.	Income Taxes

We are subject to federal and state income taxes in the United States. During the three months ended March 31, 2013 and 2012, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2013. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2013 and December 31, 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated tax losses of approximately $115.7 million as of December 31, 2012, which are available to reduce future taxable income.

Note 7.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2013 or December 31, 2012.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three months ended March 31, 2013, 193,900 shares of Class B common stock were converted into Class A common stock at the option of the holders. During the year ended December 31, 2012, 2,065,787 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

Note 8.	Share-Based Awards

On July 19, 2011, our 2011 Incentive Plan (the “2011 Plan”) became effective and was subsequently amended and restated effective as of June 1, 2012, to, among other things, increase the total number of authorized shares and include the material terms of performance goals for performance-based awards. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee of the board of directors may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock or restricted stock units, to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Stock Options

All stock options outstanding at March 31, 2013 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain options granted to the Company’s chief executive officer described below.

The following table summarizes stock option activity for the year ended December 31, 2012 and the three months ended March 31, 2013:

	Options Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	979,024	5,361,256	$6.23	4.51	$89,749,207
Authorized increase in plan shares	1,068,374	—	—
Granted	(1,884,079)	1,884,079	30.01
Exercised	—	(1,624,304)	4.59
Forfeited or cancelled	158,359	(158,359)	21.42

Outstanding at December 31, 2012	321,678	5,462,672	14.48	4.88	78,912,364
Authorized increase in plan shares	1,387,064	—	—
Granted	(1,585,758)	1,585,758	36.97
Exercised	—	(601,252)	8.41
Forfeited or cancelled	68,831	(68,831)	25.92

Outstanding at March 31, 2013	191,815	6,378,347	20.52	5.54	217,875,348
Vested and exercisable at March 31, 2013		2,133,492	8.50	3.73	98,502,329

As of March 31, 2013, the numbers above do not include 144,270 shares of restricted stock and 289,469 restricted stock units granted pursuant to our 2011 Plan.

The fair value of options granted, excluding Nonemployee Director Awards and certain options granted to the Company’s chief executive officer described below, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2013	2012
Expected volatility	51%	51%
Expected dividend yields	—	—
Risk-free interest rate	0.70%	0.76%
Weighted-average expected life	4.58 years	4.58 years
Weighted-average fair value of options granted	$16.28	$12.91

In the three months ended March 31, 2013, stock options for an aggregate of 30,690 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $16.29 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.36%, and a weighted-average expected life of 3.5 years. During the three months ended March 31, 2013, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0.5 million, and is included in general and administrative expenses.

In January 2013, an option for 500,000 shares of our Class A common stock was granted to the Company’s chief executive officer. One-eighth of the total number of shares subject to the option will vest and become exercisable on the three-year anniversary of the date of grant. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the date of grant. One-eighth of the total number of shares subject to the option will vest and become exercisable on the four-year anniversary of the date of grant. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the date of grant. The contractual life of the award is 10 years. The fair value of the option, $19.00 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.70%, and a weighted-average expected life of 7.3 years. The option is subject to shareholder approval of a share increase under the 2011 Plan, and no portion of the option is exercisable until such shareholder approval has been obtained. However, for accounting purposes for determining the date of grant, shareholder approval is deemed to be a formality or perfunctory because the award has been approved by Zillow’s co-founders, who control enough votes to ensure shareholder approval of the share increase under the 2011 Plan.

In December 2012, an option for 500,000 shares of our Class A common stock was granted to the Company’s chief executive officer. One-eighth of the total number of shares subject to the option will vest and become exercisable on the one-year anniversary of the date of grant. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable four years from the date of grant. One-eighth of the total number of shares subject to the option will vest and become exercisable on the two-year anniversary of the date of grant. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable five years from the date of grant. The contractual life of the award is 7 years. The fair value of the option, $13.28 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 49%, a risk-free interest rate of 0.60%, and a weighted-average expected life of 6.0 years. A portion of the option is subject to shareholder approval of a share increase under the 2011 Plan, and no portion of the option is exercisable until such shareholder approval has been obtained. However, for accounting purposes for determining the date of grant, shareholder approval is deemed to be a formality or perfunctory because the award has been approved by Zillow’s co-founders, who control enough votes to ensure shareholder approval of the share increase under the 2011 Plan.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2012 and the three months ended March 31, 2013:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	75,000	$29.69
Granted	299,213	30.43
Vested	(34,110)	29.41
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2012	340,103	30.34
Granted	3,673	44.66
Vested	(9,923)	35.23
Forfeited or cancelled	(1,270)	27.75

Unvested outstanding at March 31, 2013	332,583	30.39

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of March 31, 2013, there was $9.5 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2012 and the three months ended March 31, 2013:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	—	$—
Granted	300,961	38.77
Vested	—	—
Forfeited or cancelled	(4,957)	39.69

Unvested outstanding at December 31, 2012	296,004	38.76
Granted	—	—
Vested	—	—
Forfeited or cancelled	(6,535)	39.69

Unvested outstanding at March 31, 2013	289,469	38.74

The fair value of restricted stock units will be recorded as share-based compensation expense over the vesting period. As of March 31, 2013, there was $9.2 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$163	$85
Sales and marketing	1,227	190
Technology and development	1,034	310
General and administrative	1,722	833

Total	$4,146	$1,418

Note 9.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period. In the calculation of basic net income (loss) per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options and Class A common stock underlying unvested restricted stock and unvested restricted stock units using the treasury stock method.

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income (loss) per share because they had a dilutive impact (in thousands):

	Three Months Ended March 31,
	2013	2012
Class A common stock issuable upon the exercise of stock options	—	2,580
Class A common stock underlying unvested restricted stock	—	66
Class A common stock underlying unvested restricted stock units	—	—

Total Class A common stock equivalents	—	2,646

For the three months ended March 31, 2013, 2,856,087 shares underlying stock options, 66,455 shares of Class A common stock underlying unvested shares of restricted stock, and 63,065 shares of Class A common stock underlying unvested restricted stock units have been excluded from the calculations of diluted net loss per share because their effects would have been antidilutive.

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of outstanding preferred stock have been satisfied. We have not presented net income (loss) per share under the two-class method for our Class A common stock and Class B common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 10.	Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease effective through November 2022 for approximately 66,000 square feet of office space that has housed our principal offices in Seattle, Washington, since August 2011. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increases the rentable area of the premises by 21,575 square feet. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in San Francisco, California, Chicago, Illinois, Lincoln, Nebraska, and New York, New York. The operating lease for our prior headquarters in Seattle, Washington, which we vacated in August 2011, expired in February 2013.

Future minimum payments for all operating leases as of March 31, 2013 are as follows (in thousands):

Remainder of 2013	$2,959
2014	4,101
2015	4,347
2016	4,834
2017	4,985
All future years	19,335

Total future minimum lease payments	$40,561

Rent expense for the three months ended March 31, 2013 and 2012 was $1.1 million and $0.5 million, respectively.

Purchase Commitments

As of March 31, 2013, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $15.8 million. The amounts due for this content as of March 31, 2013 are as follows (in thousands):

Remainder of 2013	$3,062
2014	4,157
2015	4,291
2016	3,435
2017	818
All future years	—

Total future purchase commitments	$15,763

Line of Credit and Letters of Credit

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of March 31, 2013, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

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

Legal Proceedings

There have been no material developments in legal proceedings during the three months ended March 31, 2013. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 11.	Segment Information and Revenue

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Marketplace revenue:
Real estate	$26,109	$14,185
Mortgages	4,909	2,408

Total Marketplace revenue	31,018	16,593
Display revenue	7,948	6,240

Total revenue	$38,966	$22,833

Note 12.	Subsequent Events

In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Agreement between Zillow and a former employee, 218,071 unvested restricted stock units held by such employee became vested, such that the former employee is entitled to receive one share of Zillow’s Class A common stock for each outstanding restricted stock unit. As a result of the accelerated vesting of the restricted stock units, we expect to record approximately $7.1 million of share-based compensation expense within sales and marketing expense during the three months ended June 30, 2013.

In April 2013, we amended our operating lease for our principal offices in Seattle, Washington, to increase the rentable area of the premises by 22,583 square feet as of October 1, 2013, and to increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and terminating in November 2022. Future minimum payments for the additional space are as follows (in thousands):

Remainder of 2013	$—
2014	909
2015	1,720
2016	1,765
2017	1,810
All future years	9,557

Total future minimum lease payments	$15,761

In connection with the April 2013 amendment to our operating lease, we amended our standby letter of credit to increase the amount from approximately $1.7 million to approximately $2.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those items listed in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Zillow provides products and services to help consumers through every stage of homeownership — buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes — homes for sale, homes for rent and homes not currently on the market — attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 39 million homes and added more than 149 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue, consisting primarily of subscriptions sold to real estate agents based on the number of impressions delivered in zip codes purchased, and advertising sold on a cost per click, or CPC, basis to mortgage lenders, as well as display revenue, which consists of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis.

During the three months ended March 31, 2013, we generated revenue of $39.0 million, as compared to $22.8 million in the three months ended March 31, 2012, an increase of 71%. This increase is primarily the result of an 83% increase in our Premier Agent subscribers to 34,030 as of March 31, 2013 from 18,616 as of March 31, 2012, as well as significant growth in traffic to our mobile applications and websites. There were approximately 46.7 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2013 compared to 31.8 million average monthly unique users for the three months ended March 31, 2012, representing year-over-year growth of 47%.

In addition, mortgages revenue increased $2.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, or 104%. Approximately $1.3 million of the increase was the result of our November 2012 acquisition of Mortech, Inc., a company that provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. The remaining increase of $1.2 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 4.5 million mortgage loan requests submitted by consumers for the three months ended March 31, 2013 compared to 2.6 million mortgage loan requests submitted by consumers for the three months ended March 31, 2012, an increase of 74%.

In the year ended December 31, 2012, we completed four acquisitions that align with our growth strategies, including deepening, strengthening and expanding our marketplaces and, in particular, our emerging marketplaces of rentals and mortgages, focusing on consumers and optimizing opportunities for Premier Agent participation. These strategic acquisitions support the expansion of our platform through our suite of marketing and business technology products and services for real estate professionals. Each of the acquisitions occurred after the three months ended March 31, 2012. Thus, we have incurred incremental expenses related to each of these acquisitions in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

As of March 31, 2013, we had 636 full-time employees, compared to 560 full-time employees as of December 31, 2012.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable our users to connect with real estate, rental and mortgage professionals, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. We measure unique users with Google Analytics. Beginning in June 2012, the reported monthly unique users reflect the effect of Zillow’s May 31, 2012 acquisition of RentJuice Corporation. Beginning in December 2012, the reported monthly unique users reflect the effect of Zillow’s December 14, 2012 acquisition of HotPads, Inc.

	Average Monthly Unique Users for the Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(in thousands)
Unique Users	46,652	31,797	47%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At March 31,		2012 to 2013 % Change
	2013	2012
Premier Agent Subscribers	34,030	18,616	83%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes subscriptions sold to real estate agents under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders.

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

We charge for our Platinum Premier Agent subscription product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased based on a contracted maximum cost per impression. Our Platinum Premier Agent subscription product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based

Platinum Premier Agent subscription product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

We charge a fixed subscription fee for our Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

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

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, equipment and maintenance costs, and facilities costs allocated on a headcount basis. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions.

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

Income Taxes

We are subject to federal and state income taxes in the United States. During the three months ended March 31, 2013 and 2012, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2013. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2013 and December 31, 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $115.7 million as of December 31, 2012, which are available to reduce future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$38,966	$22,833
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	4,130	3,350
Sales and marketing (1)	19,794	8,315
Technology and development (1)	10,611	5,030
General and administrative (1)	8,233	4,445

Total costs and expenses	42,768	21,140

Income (loss) from operations	(3,802)	1,693
Other income	55	31

Net income (loss)	$(3,747)	$1,724

Net income (loss) per share — basic and diluted	$(0.11)	$0.06
Weighted-average shares outstanding — basic	33,770	28,348
Weighted-average shares outstanding — diluted	33,770	30,994
Other Financial Data:
Adjusted EBITDA (3)	$5,123	$5,447

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$163	$85
Sales and marketing	1,227	190
Technology and development	1,034	310
General and administrative	1,722	833

Total	$4,146	$1,418

(2) Amortization of website development costs and intangible assets included in technology and development	$4,208	$2,004

(3)    See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	11	15
Sales and marketing	51	36
Technology and development	27	22
General and administrative	21	19

Total costs and expenses	110	92

Income (loss) from operations	(10)	8
Other income	0	0

Net income (loss)	(10%)	8%

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(3,747)	$1,724
Other income	(55)	(31)
Depreciation and amortization expense	4,779	2,336
Share-based compensation expense	4,146	1,418

Adjusted EBITDA	$5,123	$5,447

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$26,109	$14,185	84%
Mortgages	4,909	2,408	104%

Total Marketplace revenue	31,018	16,593	87%
Display revenue	7,948	6,240	27%

Total revenue	$38,966	$22,833	71%

	Three Months Ended March 31,
	2013	2012
Percentage of Total Revenue:
Marketplace revenue:
Real estate	67%	62%
Mortgages	13%	11%

Total Marketplace revenue	80%	73%
Display revenue	20%	27%

Total revenue	100%	100%

Overall revenue increased by $16.1 million, or 71%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Marketplace revenue increased by 87%, and display revenue increased by 27%.

Marketplace revenue grew to $31.0 million for the three months ended March 31, 2013 from $16.6 million for the three months ended March 31, 2012, an increase of $14.4 million. Marketplace revenue represented 80% of total revenue for the three months ended March 31, 2013 compared to 73% of total revenue for the three months ended March 31, 2012. The increase in marketplace revenue was primarily attributable to the $11.9 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 34,030 as of March 31, 2013 from 18,616 as of March 31, 2012, representing growth of 83%, partially offset by a 2% decrease in average monthly revenue per subscriber. Average monthly revenue per subscriber decreased to $259 for the three months ended March 31, 2013 from $263 for the three months ended March 31, 2012. We believe the decrease in average monthly revenue per subscriber was primarily a result of accelerated growth in the number of Premier Agent subscribers in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as new Premier Agent subscribers typically buy additional inventory over time and impression-based pricing now allows new Premier Agents to purchase smaller allocations of inventory than under the historical pricing model whereby we charged based upon a percentage of the total Platinum Premier Agent views in the zip code. We calculate our average monthly revenue per subscriber by dividing the revenue generated by our Premier Agent subscription products in the period by the average number of Premier Agent subscribers in the period, divided again by the number of months in the period. The average number of Premier Agent subscribers is derived by calculating the average of the beginning and ending number of Premier Agent subscribers for the period.

Mortgage revenue, which is included in marketplace revenue, also increased by $2.5 million, or 104%. Approximately $1.3 million of the increase was the result of our November 2012 acquisition of Mortech, Inc., a company that provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. The remaining increase of $1.2 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 4.5 million mortgage loan requests submitted by consumers for the three months ended March 31, 2013 compared to 2.6 million mortgage loan requests submitted by consumers for the three months ended March 31, 2012, an increase of 74%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

Display revenue was $7.9 million for the three months ended March 31, 2013 compared to $6.2 million for the three months ended March 31, 2012, an increase of $1.7 million. Display revenue represented 20% of total revenue for the three months ended March 31, 2013 compared to 27% of total revenue for the three months ended March 31, 2012. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 46.7 million average monthly unique users for the three months ended March 31, 2013 from 31.8 million average monthly unique users for the three months ended March 31, 2012, representing growth of 47%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Cost of revenue	$4,130	$3,350	23%

Cost of revenue was $4.1 million for the three months ended March 31, 2013 compared to $3.4 million for the three months ended March 31, 2012, an increase of $0.8 million, or 23%. The increase in cost of revenue was attributable to increased credit card and ad serving fees of $0.4 million, increased headcount related expenses of $0.3 million, including share-based compensation, driven by growth in headcount, a $0.2 million increase in data center operations costs, a $0.2 million increase in costs related to our revenue share agreements, a $0.5 million increase in various miscellaneous expenses, including connectivity costs and other costs paid to third parties, partially offset by a $0.8 million decrease in revenue sharing costs related to the strategic relationship with Yahoo! Real Estate, which launched in February 2011. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Sales and marketing	$19,794	$8,315	138%

Sales and marketing expenses were $19.8 million for the three months ended March 31, 2013 compared to $8.3 million for the three months ended March 31, 2012, an increase of $11.5 million, or 138%. The increase was primarily due to a $4.9 million increase in headcount related expenses, including share-based compensation, driven by growth in the size of our sales team to promote our marketplace business, and an increase of $4.7 million in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow. We also incurred a $1.3 million increase in consulting costs to support our marketing and advertising spend, and we incurred a $0.3 million increase in tradeshow expenses, including related travel costs. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

In addition, in April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Agreement between Zillow and a former employee, 218,071 unvested restricted stock units held by such employee became vested, such that the former employee is entitled to receive one share of Zillow’s Class A common stock for each outstanding restricted stock unit. As a result of the accelerated vesting of the restricted stock units, we expect to record approximately $7.1 million of share-based compensation expense within sales and marketing expense during the three months ending June 30, 2013.

Technology and Development

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Technology and development	$10,611	$5,030	111%

Technology and development expenses, which include research and development costs, were $10.6 million for the three months ended March 31, 2013 compared to $5.0 million for the three months ended March 31, 2012, an increase of $5.6 million, or 111%. Approximately $2.8 million of the increase related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $2.2 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The remaining increase of $0.6 million was primarily the result of additional consulting costs and depreciation expense.

Amortization expense included in technology and development for capitalized website development costs was $2.5 million and $1.3 million, respectively, for the three months ended March 31, 2013 and 2012. Amortization expense included in technology and development for purchased data content intangible assets was $0.7 million and $0.5 million, respectively, for the three months ended March 31, 2013 and 2012. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $1.0 million and $0.2 million, respectively, for the three months ended March 31, 2013 and 2012. Other data content expense was $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2013 and 2012. While we expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
General and administrative	$8,233	$4,445	85%

General and administrative expenses were $8.2 million for the three months ended March 31, 2013 compared to $4.4 million for the three months ended March 31, 2012, an increase of $3.8 million, or 85%. The increase in general and administrative expenses was a result of a $1.6 million increase in headcount related expenses, including share-based compensation, driven primarily by growth in headcount, a $0.7 million increase in building lease related expenses including rent, utilities and insurance, a $0.5 million increase in professional services fees, a $0.3 million increase in bad debt expense, a $0.2 million increase in travel and meals expense, and a $0.4 million increase in various other miscellaneous expenses, including consulting costs and state and local taxes. We expect general and administrative expenses to increase over time as we continue to expand our business.

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

In September 2012, we sold and issued 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. The nets proceeds for all shares sold by us in the public offering were approximately $156.7 million after deducting underwriting discounts and commissions of approximately $7.9 million and additional offering-related expenses of $0.7 million, for total expenses of $8.6 million. We received no proceeds from the sale of our Class A common stock by the selling shareholders. The net offering proceeds were invested into money market funds and U.S. government agency securities.

As of March 31, 2013 and December 31, 2012, we had cash, cash equivalents and investments of $204.1 million and $203.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments as of March 31, 2013 and December 31, 2012 consist of fixed income securities, which include U.S. government agency securities, commercial paper and corporate notes and bonds. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of March 31, 2013, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

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

The following table presents selected cash flow data for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$2,289	$6,498
Cash flows used in investing activities	(25,438)	(3,029)
Cash flows provided by financing activities	5,057	2,905

Cash Flows Provided By Operating Activities

For the three months ended March 31, 2013, net cash provided by operating activities was $2.3 million. This was primarily driven by a net loss of $3.7 million, adjusted by depreciation and amortization expense of $4.8 million, share-based compensation expense of $4.1 million, loss on disposal of property and equipment of $0.5 million, and bad debt expense of $0.4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $4.1 million.

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

For the three months ended March 31, 2013, net cash used in investing activities was $25.4 million. This was the result of $18.8 million of net purchases of investments and $6.6 million of purchases for property and equipment and intangible assets.

For the three months ended March 31, 2012, we used $3.0 million of net cash in investing activities, which was a result of $3.0 million for the purchase of property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

For the three months ended March 31, 2013 and 2012, our financing activities resulted entirely from the exercise of employee stock options. The proceeds from the issuance of Class A common stock from the exercise of stock options for the three months ended March 31, 2013 and 2012 was $5.1 million and $2.9 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2013:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$40,561	$4,027	$8,585	$9,872	$18,077
Purchase obligations	15,763	4,091	8,366	3,306	—

Total	$56,324	$8,118	$16,951	$13,178	$18,077

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

In April 2013, we amended our operating lease for our principal offices in Seattle, Washington, to increase the rentable area of the premises by 22,583 square feet as of October 1, 2013, and to increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and terminating in November 2022. Total future minimum payments for the additional space as of March 31, 2013 are approximately $15.8 million. In connection with the April 2013 amendment to our operating lease, we amended our standby letter of credit to increase the amount from approximately $1.7 million to approximately $2.0 million.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part 2, Item 7A (Quantitative and Qualitative Disclosures About Market Risk) in our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposures to market risk have not changed materially since December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in legal proceedings during the quarter ended March 31, 2013. For a description of previously reported legal proceedings, refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2012. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 26, 2013, in connection with a sponsorship agreement involving an equity-based payment to a non-employee recipient, we issued 3,673 restricted shares of our Class A common stock to the recipient. This transaction was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipient of restricted shares of our Class A common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient had adequate access, through their relationships with us, to information about Zillow.

There were no other sales of unregistered securities during the three months ended March 31, 2013.

Use of Proceeds from Registered Securities

On July 25, 2011 in connection with our initial public offering of our Class A common stock (“IPO”), we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The aggregate gross proceeds for all shares sold by us in the IPO were $79,626,000. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173570), which was declared effective by the SEC on July 19, 2011, and a prospectus filed pursuant to Rule 424(b) of the Securities Act. We used all of our net offering proceeds in a manner consistent with our planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Dated: May 8, 2013	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer