Form 10-Q
period 2013-06-30
ZILLOW INC
filed 2013-08-06
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 28,305,790 shares of Class A common stock and 7,088,892 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2013

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

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

•	Zillow Twitter Account (https://twitter.com/zillow)

•	Zillow Facebook Page (https://www.facebook.com/Zillow)

•	Zillow Company Blog (http://www.zillowblog.com/)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$131,552	$150,040
Short-term investments	38,138	44,054
Accounts receivable, net of allowance for doubtful accounts of $1,310 and $965 at June 30, 2013 and December 31, 2012, respectively	13,083	8,655
Prepaid expenses and other current assets	3,081	2,652

Total current assets	185,854	205,401
Long-term investments	38,368	9,389
Property and equipment, net	19,117	13,634
Goodwill	54,284	54,284
Intangible assets, net	19,597	21,248
Other assets	312	279

Total assets	$317,532	$304,235

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,817	$3,158
Accrued expenses and other current liabilities	3,473	6,318
Accrued compensation and benefits	3,853	2,514
Deferred revenue	9,308	8,349
Deferred rent, current portion	149	94

Total current liabilities	22,600	20,433
Deferred rent, net of current portion	3,308	3,485
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of June 30, 2013 and December 31, 2012; no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 28,129,164 and 26,414,414 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 7,088,892 and 7,462,526 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	377,267	351,981
Accumulated deficit	(85,647)	(71,668)

Total shareholders’ equity	291,624	280,317

Total liabilities and shareholders’ equity	$317,532	$304,235

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$46,920	$27,765	$85,886	$50,598
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	4,294	3,264	8,424	6,614
Sales and marketing	32,924	12,153	52,718	20,468
Technology and development	11,071	5,818	21,682	10,848
General and administrative	8,978	5,232	17,211	9,677

Total costs and expenses	57,267	26,467	100,035	47,607

Income (loss) from operations	(10,347)	1,298	(14,149)	2,991
Other income	115	34	170	65

Net income (loss)	$(10,232)	$1,332	$(13,979)	$3,056

Net income (loss) per share — basic	$(0.30)	$0.05	$(0.41)	$0.11
Net income (loss) per share — diluted	$(0.30)	$0.04	$(0.41)	$0.10
Weighted-average shares outstanding — basic	34,553	28,946	34,164	28,647
Weighted-average shares outstanding — diluted	34,553	31,320	34,164	31,163
(1) Amortization of website development costs and intangible assets included in technology and development	$4,492	$2,374	$8,700	$4,378

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$(13,979)	$3,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,934	5,085
Share-based compensation expense	14,613	2,643
Loss on disposal of property and equipment	668	69
Bad debt expense	765	280
Deferred rent	(122)	900
Amortization of bond premium	210	398
Changes in operating assets and liabilities:
Accounts receivable	(5,193)	(2,397)
Prepaid expenses and other assets	(462)	1,464
Accounts payable	2,659	1,570
Accrued expenses	(1,506)	1,076
Deferred revenue	959	2,920

Net cash provided by operating activities	8,546	17,064

Investing activities
Proceeds from maturities of investments	33,000	—
Purchases of investments	(56,272)	—
Purchases of property and equipment	(10,996)	(5,898)
Purchases of intangible assets	(1,707)	(1,688)
Acquisitions, net of cash acquired of $0 in 2013 and $2,029 in 2012	—	(36,405)

Net cash used in investing activities	(35,975)	(43,991)

Financing activities
Proceeds from exercise of Class A common stock options	8,941	4,793

Net cash provided by financing activities	8,941	4,793
Net decrease in cash and cash equivalents during period	(18,488)	(22,134)
Cash and cash equivalents at beginning of period	150,040	47,926

Cash and cash equivalents at end of period	$131,552	$25,792

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$1,732	$1,081
Write-off of fully depreciated property and equipment	$792	$—

See accompanying notes to condensed financial statements.

ZILLOW, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow, Inc. was incorporated as a Washington corporation effective December 13, 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our websites, including Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech and HotPads. Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling.

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

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2013, our results of operations for the three and six month periods ended June 30, 2013 and 2012, and our cash flows for the six month periods ended June 30, 2013 and 2012. The results of the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for any interim period or for any other future year.

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

In July 2013, the FASB issued guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance provides that a liability related to an unrecognized tax benefit must be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We expect to adopt this guidance on January 1, 2014. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations or cash flows as we have provided a full valuation allowance against our net deferred tax assets.

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

Of the short-term investments and long-term investments on hand as of June 30, 2013, 49.8% mature on or prior to June 30, 2014, and the remaining 50.2% mature on or prior to June 30, 2015.

The following tables present the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	June 30, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$120,705	$120,705	$—
Short-term investments:
U.S government agency securities	25,853	25,853	—
Commercial paper	8,992	—	8,992
Corporate notes and bonds	3,293	—	3,293
Long-term investments:
U.S government agency securities	36,473	36,473	—
Corporate notes and bonds	1,895	—	1,895

Total	$197,211	$183,031	$14,180

	December 31, 2012
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$143,246	$143,246	$—
Short-term investments:
U.S government agency securities	26,085	26,085	—
Commercial paper	16,965	—	16,965
Corporate notes and bonds	1,004	—	1,004
Long-term investments:
U.S government agency securities	7,079	7,079	—
Corporate notes and bonds	2,310	—	2,310

Total	$196,689	$176,410	$20,279

We did not have any Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2013 or December 31, 2012.

Note 4.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2013	December 31, 2012
Website development costs	$39,720	$33,448
Computer equipment	9,695	8,380
Leasehold improvements	1,728	831
Software	1,407	1,209
Construction-in-progress	4,759	3,093
Office equipment, furniture and fixtures	3,015	2,186

Property and equipment	60,324	49,147
Less: accumulated amortization and depreciation	(41,207)	(35,513)

Property and equipment, net	$19,117	$13,634

We recorded depreciation and amortization expense related to property and equipment (other than website development costs) of $0.7 million and $0.4 million, respectively, during the three months ended June 30, 2013 and 2012, and $1.2 million and $0.7 million, respectively, during the six months ended June 30, 2013 and 2012.

We capitalized $4.1 million and $3.1 million, respectively, in website development costs during the three months ended June 30, 2013 and 2012, and $8.0 million and $5.3 million, respectively, during the six months ended June 30, 2013 and 2012. Amortization expense for website development costs included in technology and development expenses was $2.8 million and $1.6 million, respectively, during the three months ended June 30, 2013 and 2012, and $5.3 million and $2.8 million, respectively, during the six months ended June 30, 2013 and 2012.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 5.	Intangible Assets, net

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2013
	Cost	Accumulated Amortization	Net
Developed technology	$14,335	$(2,851)	$11,484
Purchased content	10,750	(7,334)	3,416
Customer relationships	4,875	(929)	3,946
Trademarks	1,061	(310)	751

Total	$31,021	$(11,424)	$19,597

	December 31, 2012
	Cost	Accumulated Amortization	Net
Developed technology	$14,335	$(1,534)	$12,801
Purchased content	9,044	(6,015)	3,029
Customer relationships	4,875	(387)	4,488
Trademarks	1,061	(131)	930

Total	$29,315	$(8,067)	$21,248

Amortization expense recorded for intangible assets for the three months ended June 30, 2013 and 2012 was $1.7 million and $0.8 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2013 and 2012 was $3.4 million and $1.6 million, respectively. These amounts are included in technology and development expenses.

Note 6.	Income Taxes

We are subject to federal and state income taxes in the United States. During the three and six month periods ended June 30, 2013 and 2012, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2013. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2013 and December 31, 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated tax losses of approximately $115.7 million as of December 31, 2012, which are available to reduce future taxable income.

Note 7.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2013 or December 31, 2012.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and six month periods ended June 30, 2013, 179,734 shares and 373,634 shares of Class B common stock, respectively, were converted into Class A common stock at the option of the holders. During the year ended December 31, 2012, 2,065,787 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

On July 19, 2011, our 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and was subsequently amended and restated effective as of June 1, 2012, to, among other things, increase the total number of authorized shares and include the material terms of performance goals for performance-based awards. The 2011 Plan was amended effective as of May 31, 2013 to increase the number of authorized shares of Class A common stock available for awards under the 2011 Plan by 1,500,000 shares. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee of the board of directors may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock or restricted stock units, to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Stock Options

All stock options outstanding as of June 30, 2013 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain options granted to the Company’s chief executive officer in December 2012 and January 2013.

The following table summarizes stock option activity for the year ended December 31, 2012 and the six months ended June 30, 2013:

	Shares Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	979,024	5,361,256	$6.23	4.51	$89,749,207
Authorized increase in plan shares	1,068,374	—	—
Granted	(1,884,079)	1,884,079	30.01
Exercised	—	(1,624,304)	4.59
Forfeited or cancelled	158,359	(158,359)	21.42

Outstanding at December 31, 2012	321,678	5,462,672	14.48	4.88	78,912,364
Authorized increase in plan shares	2,887,064	—	—
Granted	(1,716,793)	1,716,793	38.37
Exercised	—	(1,111,474)	8.05
Forfeited or cancelled	151,082	(151,082)	27.94

Outstanding at June 30, 2013	1,643,031	5,916,909	22.27	5.46	201,399,169
Vested and exercisable at June 30, 2013		1,891,515	9.65	3.64	88,246,779

As of June 30, 2013, the numbers above do not include 139,000 shares of restricted stock and 63,432 restricted stock units granted pursuant to our 2011 Plan.

The fair value of options granted, excluding Nonemployee Director Awards described below and certain options granted to the Company’s chief executive officer in December 2012 and January 2013, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	50%	52%	50%-51%	52%
Expected dividend yields	—	—	—	—
Risk-free interest rate	0.59%-1.22%	0.59%-0.71%	0.59%-1.22%	0.59%-0.91%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$23.22	$19.65	$16.53	$14.45

In March 2013, stock options for an aggregate of 30,690 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $16.29 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.36%, and a weighted-average expected life of 3.5 years. During the three and six month periods ended June 30, 2013, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0 and $0.5 million, respectively, and is included in general and administrative expenses.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2012 and the six months ended June 30, 2013:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	75,000	$29.69
Granted	299,213	30.43
Vested	(34,110)	29.41
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2012	340,103	30.34
Granted	3,673	44.66
Vested	(16,173)	33.09
Forfeited or cancelled	(6,540)	26.28

Unvested outstanding at June 30, 2013	321,063	30.70

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of June 30, 2013, there was $8.5 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2012 and the six months ended June 30, 2013:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	—	$—
Granted	300,961	38.77
Vested	—	—
Forfeited or cancelled	(4,957)	39.69

Unvested outstanding at December 31, 2012	296,004	38.76
Granted	4,875	52.96
Vested	(230,912)	39.69
Forfeited or cancelled	(6,535)	39.69

Unvested outstanding at June 30, 2013	63,432	40.71

In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow and a former employee, 218,071 unvested restricted stock units held by such employee became vested, such that the former employee received one share of Zillow’s Class A common stock for each outstanding restricted stock unit. As a result of the accelerated vesting of the restricted stock units, we recognized approximately $7.1 million of share-based compensation expense within sales and marketing expense during the three and six month periods ended June 30, 2013.

The fair value of restricted stock units will be recorded as share-based compensation expense over the vesting period. As of June 30, 2013, there was $2.2 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$176	$92	$339	$177
Sales and marketing	7,777	289	9,004	479
Technology and development	1,034	498	2,068	808
General and administrative	1,480	346	3,202	1,179

Total	$10,467	$1,225	$14,613	$2,643

Note 9.	Net Income (Loss) Per Share

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

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income per share because they had a dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Class A common stock issuable upon the exercise of stock options	—	2,324	—	2,459
Class A common stock underlying unvested restricted stock awards	—	50	—	57

Total Class A common stock equivalents	—	2,374	—	2,516

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effects would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Class A common stock issuable upon the exercise of stock options	2,950	—	2,899	—
Class A common stock underlying unvested restricted stock awards	86	—	78	—
Class A common stock underlying unvested restricted stock units	44	—	102	—

Total Class A common stock equivalents	3,080	—	3,079	—

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

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which will increase the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

Future minimum payments for all operating leases as of June 30, 2013 are as follows (in thousands):

Remainder of 2013	$1,922
2014	5,010
2015	6,067
2016	6,599
2017	6,795
All future years	28,893

Total future minimum lease payments	$55,286

Rent expense for the three months ended June 30, 2013 and 2012 was $1.1 million and $0.6 million, respectively. Rent expense for the six months ended June 30, 2013 and 2012 was $2.2 million and $1.1 million, respectively.

Purchase Commitments

As of June 30, 2013, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $14.7 million. The amounts due for this content as of June 30, 2013 are as follows (in thousands):

Remainder of 2013	$2,042
2014	4,157
2015	4,291
2016	3,435
2017	817

Total future purchase commitments	$14,742

Line of Credit and Letters of Credit

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of June 30, 2013, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In connection with the April 2013 amendment to the lease of our Seattle offices, we amended our standby letter of credit to increase the amount from approximately $1.7 million to approximately $2.0 million. In November 2012, we executed a letter of credit of approximately $0.2 million in connection with the lease of our San Francisco office. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent Office granted our petition for re-examination of the three patents-in-suit, and in an initial office action rejected all claims. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. We were granted a stay against the patent infringement complaint. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. In addition, in March 2010, Smarter Agent filed a substantially similar complaint against HotPads, Inc. (“HotPads”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint against HotPads. We have not recorded an accrual related to these complaints as of June 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are unenforceable and invalid. We have not recorded an accrual related to this complaint as of June 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In November 2012, a securities class action lawsuit was filed against us and certain of our executive officers seeking unspecified damages in the U.S. District Court for the Western District of Washington at Seattle. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. A consolidated amended complaint was filed in June 2013. In general, the complaint alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. We intend to deny the allegations of any wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of June 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow in the U.S. District Court for the Western District of Washington at Seattle. In general, the complaint alleges, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The derivative action is the subject of a stipulated order staying proceedings until the District Court rules on a motion to dismiss the consolidated amended complaint in the securities action. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of June 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Marketplace revenue:
Real estate	$30,637	$17,046	$56,746	$31,231
Mortgages	5,814	2,577	10,723	4,985

Total Marketplace revenue	36,451	19,623	67,469	36,216
Display revenue	10,469	8,142	18,417	14,382

Total revenue	$46,920	$27,765	$85,886	$50,598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our websites, including Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech and HotPads.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes — homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on nearly 42 million homes and added more than 173 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

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

During the three months ended June 30, 2013, we generated revenue of $46.9 million, as compared to $27.8 million in the three months ended June 30, 2012, an increase of 69%. This increase is primarily the result of a 71% increase in our Premier Agent subscribers to 38,807 as of June 30, 2013 from 22,696 as of June 30, 2012, as well as significant growth in traffic to our mobile applications and websites. There were approximately 54.3 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2013 compared to 33.5 million average monthly unique users for the three months ended June 30, 2012, representing year-over-year growth of 62%.

As of June 30, 2013, we had 688 full-time employees, compared to 560 full-time employees as of December 31, 2012.

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

	Average Monthly Unique Users for the Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands)
Unique Users	54,317	33,474	62%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a subscription fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At June 30,		2012 to 2013 % Change
	2013	2012
Premier Agent Subscribers	38,807	22,696	71%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes subscriptions sold to real estate agents under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders, as well as revenue generated by Mortech, Inc., a company we acquired in November 2012 that provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

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

Income Taxes

We are subject to federal and state income taxes in the United States. During the three and six month periods ended June 30, 2013 and 2012, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2013. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2013 and December 31, 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $115.7 million as of December 31, 2012, which are available to reduce future taxable income.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$46,920	$27,765	$85,886	$50,598
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	4,294	3,264	8,424	6,614
Sales and marketing (1)	32,924	12,153	52,718	20,468

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data, unaudited)
Technology and development (1)	11,071	5,818	21,682	10,848
General and administrative (1)	8,978	5,232	17,211	9,677

Total costs and expenses	57,267	26,467	100,035	47,607

Income (loss) from operations	(10,347)	1,298	(14,149)	2,991
Other income	115	34	170	65

Net income (loss)	$(10,232)	$1,332	$(13,979)	$3,056

Net income (loss) per share — basic	$(0.30)	$0.05	$(0.41)	$0.11
Net income (loss) per share — diluted	$(0.30)	$0.04	$(0.41)	$0.10
Weighted-average shares outstanding — basic	34,553	28,946	34,164	28,647
Weighted-average shares outstanding — diluted	34,553	31,320	34,164	31,163
Other Financial Data:
Adjusted EBITDA (3)	$5,275	$5,272	$10,398	$10,719

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$176	$92	$339	$177
Sales and marketing	7,777	289	9,004	479
Technology and development	1,034	498	2,068	808
General and administrative	1,480	346	3,202	1,179

Total	$10,467	$1,225	$14,613	$2,643

(2) Amortization of website development costs and intangible assets included in technology and development	$4,492	$2,374	$8,700	$4,378

(3)    See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	9	12	10	13
Sales and marketing	70	44	61	40
Technology and development	24	21	25	21
General and administrative	19	19	20	19

Total costs and expenses	122	95	116	94

Income (loss) from operations	(22)	5	(16)	6
Other income	0	0	0	0

Net income (loss)	(22%)	5%	(16%)	6%

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(10,232)	$1,332	$(13,979)	$3,056
Other income	(115)	(34)	(170)	(65)
Depreciation and amortization expense	5,155	2,749	9,934	5,085
Share-based compensation expense	10,467	1,225	14,613	2,643

Adjusted EBITDA	$5,275	$5,272	$10,398	$10,719

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$30,637	$17,046	80%
Mortgages	5,814	2,577	126%

Total Marketplace revenue	36,451	19,623	86%
Display revenue	10,469	8,142	29%

Total revenue	$46,920	$27,765	69%

	Three Months Ended June 30,
	2013	2012
Percentage of Total Revenue:
Marketplace revenue:
Real estate	65%	61%
Mortgages	12%	9%

Total Marketplace revenue	78%	71%
Display revenue	22%	29%

Total revenue	100%	100%

Overall revenue increased by $19.2 million, or 69%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Marketplace revenue increased by 86%, and display revenue increased by 29%.

Marketplace revenue grew to $36.5 million for the three months ended June 30, 2013 from $19.6 million for the three months ended June 30, 2012, an increase of $16.8 million. Marketplace revenue represented 78% of total revenue for the three months ended June 30, 2013 compared to 71% of total revenue for the three months ended June 30, 2012. The increase in marketplace revenue was primarily attributable to the $13.6 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 38,807 as of June 30, 2013 from 22,696 as of June 30, 2012, representing growth of 71%. The increase in real estate revenue was also partially attributable to price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform. Average monthly revenue per subscriber increased by 1% to $266 for the three months ended June 30, 2013 from $263 for the three months ended June 30, 2012. We calculate our average monthly revenue per subscriber by dividing the revenue generated by our Premier Agent subscription products in the period by the average number of Premier Agent subscribers in the period, divided again by the number of months in the period. The average number of Premier Agent subscribers is derived by calculating the average of the beginning and ending number of Premier Agent subscribers for the period.

Mortgage revenue, which is included in marketplace revenue, also increased by $3.2 million, or 126%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Approximately $1.5 million of the increase was the result of our November 2012 acquisition of Mortech, Inc. The remaining increase of $1.7 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 5.3 million mortgage loan requests submitted by consumers for the three months ended June 30, 2013 compared to 2.9 million mortgage loan requests submitted by consumers for the three months ended June 30, 2012, an increase of 86%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

Display revenue was $10.5 million for the three months ended June 30, 2013 compared to $8.1 million for the three months ended June 30, 2012, an increase of $2.3 million. Display revenue represented 22% of total revenue for the three months ended June 30, 2013 compared to 29% of total revenue for the three months ended June 30, 2012. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 54.3 million average monthly unique users for the three months ended June 30, 2013 from 33.5 million average monthly unique users for the three months ended June 30, 2012, representing growth of 62%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Cost of revenue	$4,294	$3,264	32%

Cost of revenue was $4.3 million for the three months ended June 30, 2013 compared to $3.3 million for the three months ended June 30, 2012, an increase of $1.0 million, or 32%. The increase in cost of revenue was attributable to increased headcount-related expenses of $0.4 million, including share-based compensation expense, driven by growth in headcount, increased credit card and ad serving fees of $0.3 million, a $0.3 million increase in data center operations costs, a $0.5 million increase in various miscellaneous expenses, including connectivity costs and other costs paid to third parties, partially offset by a $0.5 million decrease in revenue sharing costs. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Sales and marketing	$32,924	$12,153	171%

Sales and marketing expenses were $32.9 million for the three months ended June 30, 2013 compared to $12.2 million for the three months ended June 30, 2012, an increase of $20.8 million, or 171%. The increase in sales and marketing expense was primarily due to an $8.4 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and a $7.5 million increase in share-based compensation expense. We also incurred a $0.8 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

For the three months ended June 30, 2013, share-based compensation expense includes the impact of $7.1 million of expense related to the accelerated vesting of 218,071 unvested restricted stock units. In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow and a former employee, all unvested restricted stock units held by such employee became vested, such that the former employee received one share of Zillow’s Class A common stock for each outstanding restricted stock unit.

In addition to the increases in marketing and advertising and share-based compensation expense, headcount-related expenses increased by $3.7 million, driven primarily by growth in the size of our sales team to promote our marketplace business.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Technology and development	$11,071	$5,818	90%

Technology and development expenses, which include research and development costs, were $11.1 million for the three months ended June 30, 2013 compared to $5.8 million for the three months ended June 30, 2012, an increase of $5.3 million, or 90%. Approximately $2.1 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $2.1 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The increase in technology and development expenses was also attributable to a $0.3 million increase in consulting costs, a $0.2 million increase in depreciation expense, and a $0.6 million increase in various miscellaneous expenses, including connectivity costs and travel.

Amortization expense included in technology and development for capitalized website development costs was $2.8 million and $1.6 million, respectively, for the three months ended June 30, 2013 and 2012. Amortization expense included in technology and development for purchased data content intangible assets was $0.7 million and $0.5 million, respectively, for the three months ended June 30, 2013 and 2012. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $1.0 million and $0.3 million, respectively, for the three months ended June 30, 2013 and 2012. Other data content expense was $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2013 and 2012. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
General and administrative	$8,978	$5,232	72%

General and administrative expenses were $9.0 million for the three months ended June 30, 2013 compared to $5.2 million for the three months ended June 30, 2012, an increase of $3.7 million, or 72%. The increase in general and administrative expenses was a result of a $2.2 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $0.7 million increase in building lease-related expenses including rent, utilities and insurance, a $0.2 million increase in bad debt expense, and a $0.6 million increase in various other miscellaneous expenses, including consulting costs, professional services fees, state and local taxes, and travel and meals expense. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$56,746	$31,231	82%
Mortgages	10,723	4,985	115%

Total Marketplace revenue	67,469	36,216	86%
Display revenue	18,417	14,382	28%

Total revenue	$85,886	$50,598	70%

	Six Months Ended June 30,
	2013	2012
Percentage of Total Revenue:
Marketplace revenue:
Real estate	66%	62%
Mortgages	12%	10%

Total Marketplace revenue	79%	72%
Display revenue	21%	28%

Total revenue	100%	100%

Overall revenue increased by $35.3 million, or 70%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Marketplace revenue increased by 86%, and display revenue increased by 28%.

Marketplace revenue grew to $67.5 million for the six months ended June 30, 2013 from $36.2 million for the six months ended June 30, 2012, an increase of $31.3 million. Marketplace revenue represented 79% of total revenue for the six months ended June 30, 2013 compared to 72% of total revenue for the six months ended June 30, 2012. The increase in marketplace revenue was primarily attributable to the $25.5 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 38,807 as of June 30, 2013 from 22,696 as of June 30, 2012, representing growth of 71%. The increase in real estate revenue was also partially attributable to price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform. Average monthly revenue per subscriber increased by 1.5% to $262 for the six months ended June 30, 2013 from $258 for the six months ended June 30, 2012.

Mortgage revenue, which is included in marketplace revenue, also increased by $5.7 million, or 115%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Approximately $2.8 million of the increase was the result of our November 2012 acquisition of Mortech, Inc. The remaining increase of $2.9 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 9.9 million mortgage loan requests submitted by consumers for the six months ended June 30, 2013 compared to 5.5 million mortgage loan requests submitted by consumers for the six months ended June 30, 2012, an increase of 80%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

Display revenue was $18.4 million for the six months ended June 30, 2013 compared to $14.4 million for the six months ended June 30, 2012, an increase of $4.0 million. Display revenue represented 21% of total revenue for the six months ended June 30, 2013 compared to 28% of total revenue for the six months ended June 30, 2012. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 54.3 million average monthly unique users for the three months ended June 30, 2013 from 33.5 million average monthly unique users for the three months ended June 30, 2012, representing growth of 62%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Cost of revenue	$8,424	$6,614	27%

Cost of revenue was $8.4 million for the six months ended June 30, 2013 compared to $6.6 million for the six months ended June 30, 2012, an increase of $1.8 million, or 27%. The increase in cost of revenue was attributable to increased credit card and ad serving fees of $0.8 million, increased headcount-related expenses of $0.7 million, including share-based compensation expense, driven by growth in headcount, a $0.5 million increase in data center operations costs, a $0.2 million increase in connectivity costs, a $0.7 million increase in various miscellaneous expenses, including royalties and other costs paid to third parties, partially offset by a $1.1 million decrease in revenue sharing costs.

Sales and Marketing

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Sales and marketing	$52,718	$20,468	158%

Sales and marketing expenses were $52.7 million for the six months ended June 30, 2013 compared to $20.5 million for the six months ended June 30, 2012, an increase of $32.3 million, or 158%. The increase in sales and marketing expense was primarily due to a $13.1 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and an $8.5 million increase in share-based compensation expense. We also incurred a $2.1 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

For the six months ended June 30, 2013, share-based compensation expense includes the impact of $7.1 million of expense related to the accelerated vesting of 218,071 unvested restricted stock units. In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow and a former employee, all unvested restricted stock units held by such employee became vested, such that the former employee received one share of Zillow’s Class A common stock for each outstanding restricted stock unit. The remaining increase in share-based compensation expense of $1.4 million was driven primarily by growth in the size of our sales team to promote our marketplace business.

In addition to the increases in marketing and advertising and share-based compensation expense, headcount-related expenses increased by $7.6 million, driven primarily by growth in the size of our sales team. We also incurred a $0.5 million increase in tradeshow expenses, including related travel costs, and a $0.5 million increase in various miscellaneous sales and marketing expenses.

Technology and Development

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Technology and development	$21,682	$10,848	100%

Technology and development expenses, which include research and development costs, were $21.7 million for the six months ended June 30, 2013 compared to $10.8 million for the six months ended June 30, 2012, an increase of $10.8 million, or 100%. Approximately $4.9 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $4.3 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The increase in technology and development expenses was also the result of a $0.5 million increase in consulting costs, a $0.4 million increase in depreciation expense, and a $0.7 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $5.3 million and $2.8 million, respectively, for the six months ended June 30, 2013 and 2012. Amortization expense included in technology and development for purchased data content intangible assets was $1.3 million and $1.0 million, respectively, for the six months ended June 30, 2013 and 2012. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $2.0 million and $0.6 million, respectively, for the six months ended June 30, 2013 and 2012. Other data content expense was $0.2 million and $0.2 million, respectively, for the six months ended June 30, 2013 and 2012.

General and Administrative

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
General and administrative	$17,211	$9,677	78%

General and administrative expenses were $17.2 million for the six months ended June 30, 2013 compared to $9.7 million for the six months ended June 30, 2012, an increase of $7.5 million, or 78%. The increase in general and administrative expenses was a result of a $3.8 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $1.4 million increase in building lease-related expenses including rent, utilities and insurance, a $0.6 million increase in professional services fees, a $0.5 million increase in bad debt expense, a $0.3 million increase in travel and meals expense, a $0.3 million increase in consulting costs, and a $0.6 million increase in various other miscellaneous expenses, including connectivity costs and state and local taxes.

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

As of June 30, 2013 and December 31, 2012, we had cash, cash equivalents and investments of $208.1 million and $203.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments as of June 30, 2013 and December 31, 2012 consist of fixed income securities, which include U.S. government agency securities, commercial paper and corporate notes and bonds. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. The line of credit is secured by substantially all our assets, including our intellectual property, and provides us with flexibility for future potential financing needs. The revolving line of credit contains customary financial covenants, including the maintenance of a minimum adjusted quick ratio (calculated as (i) unrestricted cash plus net accounts receivable divided by (ii) current liabilities less the sum of deferred revenue and any indebtedness owing from borrower to bank), measured on a monthly basis, of 1.50 to 1.00, and minimum Adjusted EBITDA, measured on a quarterly basis, of greater than or equal to negative $5 million for each quarterly period through December 31, 2012 and greater than or equal to $0 for each quarterly period thereafter. In addition, the revolving line of credit contains customary restrictions on our ability to, among other things, engage in certain mergers and acquisition transactions and create liens on assets. The revolving line of credit contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events and material judgments. The occurrence of an event of default will increase the applicable rate of interest by five percentage points and could result in the acceleration of Zillow’s obligations under the revolving line of credit. As of June 30, 2013, we were in compliance with all covenants, and there were no amounts outstanding under the line of credit. The line of credit is available through April 2016.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In connection with the April 2013 amendment to the lease of our Seattle offices, we amended our standby letter of credit to increase the amount from approximately $1.7 million to approximately $2.0 million. In November 2012, we executed a letter of credit of approximately $0.2 million in connection with the lease of our San Francisco office. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

The following table presents selected cash flow data for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$8,546	$17,064
Cash flows used in investing activities	(35,975)	(43,991)
Cash flows provided by financing activities	8,941	4,793

Cash Flows Provided By Operating Activities

For the six months ended June 30, 2013, net cash provided by operating activities was $8.5 million. This was primarily driven by a net loss of $14.0 million, adjusted by depreciation and amortization expense of $9.9 million, share-based compensation expense of $14.6 million, bad debt expense of $0.8 million, and loss on disposal of property and equipment of $0.7 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $3.5 million.

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

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and maturity of short-term and long-term investments, the purchase of property and equipment and intangible assets, and cash paid for acquisitions.

For the six months ended June 30, 2013, net cash used in investing activities was $36.0 million. This was the result of $23.3 million of net purchases of investments and $12.7 million of purchases for property and equipment and intangible assets.

For the six months ended June 30, 2012, net cash used in investing activities was $44.0 million. This was the result of $7.6 million of purchases of property and equipment and intangible assets, and $36.4 million paid in connection with the acquisition of RentJuice Corporation, net of cash acquired of $2.0 million.

Cash Flows Provided By Financing Activities

For the six months ended June 30, 2013 and 2012, our financing activities resulted entirely from the exercise of employee stock options. The proceeds from the issuance of Class A common stock from the exercise of stock options for the six months ended June 30, 2013 and 2012 was $8.9 million and $4.8 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Contractual Obligations

The following table provides a summary of our contractual obligations as of June 30, 2013:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$55,286	$4,475	$11,814	$13,546	$25,451
Purchase obligations	14,742	4,099	8,153	2,490	—

Total	$70,028	$8,574	$19,967	$16,036	$25,451

We have various operating leases for office space and equipment. In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which will increase the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York. We also have purchase obligations for content related to our mobile applications and websites. We do not have any debt or capital lease obligations. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2012, a securities class action lawsuit was filed against us and certain of our executive officers seeking unspecified damages in the U.S. District Court for the Western District of Washington at Seattle. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. A consolidated amended complaint was filed in June 2013. In general, the complaints allege, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. We intend to deny the allegations of any wrongdoing and vigorously defend the claims in the lawsuit.

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow in the U.S. District Court for the Western District of Washington at Seattle. In general, the complaint alleges, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The derivative action is the subject of a stipulated order staying proceedings until the District Court rules on a motion to dismiss the consolidated amended complaint in the securities action. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in the lawsuit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 2, 2013, Zillow announced that Kathleen Philips has been appointed Chief Operating Officer, effective as of August 1, 2013. In addition to her role as Chief Operating Officer, Ms. Philips will continue to serve as our General Counsel and Secretary.

Ms. Philips, age 46, has served as our General Counsel since July 2010. Ms. Philips served as General Counsel at FanSnap, Inc., a search engine for live event tickets, from June 2008 to June 2010, as General Counsel at Pure Digital Technologies, Inc., the producer of Flip Video camcorders, from September 2007 to June 2008 and as General Counsel at StubHub, Inc., an online live event ticket marketplace, from May 2005 to April 2006. Ms. Philips served as General Counsel at Hotwire, Inc. from 2001 to 2004 and as its Corporate Counsel from 2000 to 2001. Ms. Philips was an attorney in private practice at Cooley Godward LLP from 1998 to 2000 and at Stoel Rives LLP from 1997 to 1998. Ms. Philips holds a B.A. in Political Science from the University of California, Berkeley, and a J.D. from the University of Chicago.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc. dated July 2, 2010.

10.2	Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of April 16, 2013. (1)

10.3**	Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan. (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference.
(2)	Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2013, and incorporated herein by reference.
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Registrant initially filed this exhibit with Amendment No. 3 to the Registration Statement on Form S-1 filed on June 20, 2011 and was granted an Order Granting Confidential Treatment through August 3, 2013. Subsequent to the initial filing of this exhibit, the parties to the Listings and Sales Agreement extended the term of the Agreement to August 3, 2014. Registrant’s application requested an extension of the confidentiality period through August 3, 2014.
**	Indicates a management contract or compensatory plan or arrangement.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2013	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer