Form 10-Q
period 2013-09-30
ZILLOW INC
filed 2013-11-06
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2013

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

https://twitter.com/zillow

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

As of October 30, 2013, 32,787,012 shares of Class A common stock and 6,488,892 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2013

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand in a cost-effective manner; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our mobile applications and websites; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.zillow.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$318,888	$150,040
Short-term investments	46,154	44,054
Accounts receivable, net of allowance for doubtful accounts of $1,453 and $965 at September 30, 2013 and December 31, 2012, respectively	15,712	8,655
Prepaid expenses and other current assets	5,005	2,652

Total current assets	385,759	205,401
Long-term investments	59,532	9,389
Property and equipment, net	22,528	13,634
Goodwill	93,199	54,284
Intangible assets, net	30,262	21,248
Other assets	381	279

Total assets	$591,661	$304,235

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,987	$3,158
Accrued expenses and other current liabilities	11,817	6,318
Accrued compensation and benefits	4,120	2,514
Deferred revenue	10,893	8,349
Deferred rent, current portion	198	94

Total current liabilities	31,015	20,433
Deferred rent, net of current portion	3,395	3,485
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of September 30, 2013 and December 31, 2012; no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 32,771,388 and 26,414,414 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 6,488,892 and 7,462,526 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	644,083	351,981
Accumulated deficit	(86,836)	(71,668)

Total shareholders’ equity	557,251	280,317

Total liabilities and shareholders’ equity	$591,661	$304,235

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$53,311	$31,915	$139,197	$82,513
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	5,116	3,623	13,540	10,237
Sales and marketing	31,195	14,118	83,913	34,586
Technology and development	12,167	6,687	33,849	17,535
General and administrative	10,357	5,192	27,568	14,869

Total costs and expenses	58,835	29,620	158,870	77,227

Income (loss) from operations	(5,524)	2,295	(19,673)	5,286
Other income	70	39	240	104

Income (loss) before income taxes	(5,454)	2,334	(19,433)	5,390
Income tax benefit	4,265	—	4,265	—

Net income (loss)	$(1,189)	$2,334	$(15,168)	$5,390

Net income (loss) per share — basic	$(0.03)	$0.08	$(0.43)	$0.19
Net income (loss) per share — diluted	$(0.03)	$0.07	$(0.43)	$0.17
Weighted-average shares outstanding — basic	36,667	30,040	35,011	29,115
Weighted-average shares outstanding — diluted	36,667	32,230	35,011	31,493
(1) Amortization of website development costs and intangible assets included in technology and development	$5,092	$3,198	$13,792	$7,576

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(15,168)	$5,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,811	8,702
Share-based compensation expense	18,381	4,355
Release of valuation allowance on certain deferred tax assets	(4,265)	—
Loss on disposal of property and equipment	894	114
Bad debt expense	1,181	550
Deferred rent	(123)	1,630
Amortization of bond premium	246	586
Changes in operating assets and liabilities:
Accounts receivable	(7,267)	(3,546)
Prepaid expenses and other assets	(1,427)	(7)
Accounts payable	723	758
Accrued expenses and other current liabilities	1,045	1,026
Deferred revenue	2,505	2,942

Net cash provided by operating activities	12,536	22,500
Investing activities
Proceeds from maturities of investments	42,000	3,600
Purchases of investments	(94,489)	—
Purchases of property and equipment	(16,434)	(9,652)
Purchases of intangible assets	(2,629)	(2,525)
Acquisitions, net of cash acquired of $0 in 2013 and $2,029 in 2012	(42,615)	(36,405)

Net cash used in investing activities	(114,167)	(44,982)
Financing activities
Proceeds from exercise of Class A common stock options	16,580	6,688
Proceeds from public offering, net of offering costs	253,899	156,726

Net cash provided by financing activities	270,479	163,414
Net increase in cash and cash equivalents during period	168,848	140,932
Cash and cash equivalents at beginning of period	150,040	47,926

Cash and cash equivalents at end of period	$318,888	$188,858

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$2,814	$1,779
Write-off of fully depreciated property and equipment	3,215	2,986

See accompanying notes to condensed financial statements.

ZILLOW, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow, Inc. was incorporated as a Washington corporation effective December 13, 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. In addition to our websites, including Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads and StreetEasy. Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling.

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

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2013, our results of operations for the three and nine month periods ended September 30, 2013 and 2012, and our cash flows for the nine month periods ended September 30, 2013 and 2012. The results of the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for any interim period or for any other future year.

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

Of the short-term investments and long-term investments on hand as of September 30, 2013, 44% mature on or prior to September 30, 2014, and the remaining 56% mature on or prior to September 30, 2015.

The following tables present the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	September 30, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$301,279	$301,279	$—
Short-term investments:
U.S government agency securities	14,823	14,823	—
Commercial paper	3,995	—	3,995
Corporate notes and bonds	27,335	—	27,335
Long-term investments:
U.S government agency securities	11,348	11,348	—
Corporate notes and bonds	48,184	—	48,184

Total	$406,964	$327,450	$79,514

	December 31, 2012
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$143,246	$143,246	$—
Short-term investments:
U.S government agency securities	26,085	26,085	—
Commercial paper	16,965	—	16,965
Corporate notes and bonds	1,004	—	1,004
Long-term investments:
U.S government agency securities	7,079	7,079	—
Corporate notes and bonds	2,310	—	2,310

Total	$196,689	$176,410	$20,279

We did not have any Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2013 or December 31, 2012.

Note 4.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2013	December 31, 2012
Website development costs	$44,334	$33,448
Computer equipment	8,095	8,380
Leasehold improvements	2,328	831
Software	1,724	1,209
Construction-in-progress	5,220	3,093
Office equipment, furniture and fixtures	3,594	2,186

Property and equipment	65,295	49,147
Less: accumulated amortization and depreciation	(42,767)	(35,513)

Property and equipment, net	$22,528	$13,634

We recorded depreciation and amortization expense related to property and equipment (other than website development costs) of $0.8 million and $0.4 million, respectively, during the three months ended September 30, 2013 and 2012, and $2.0 million and $1.1 million, respectively, during the nine months ended September 30, 2013 and 2012.

We capitalized $5.1 million and $3.5 million, respectively, in website development costs during the three months ended September 30, 2013 and 2012, and $13.2 million and $8.9 million, respectively, during the nine months ended September 30, 2013 and 2012. Amortization expense for website development costs included in technology and development expenses was $3.2 million and $1.8 million, respectively, during the three months ended September 30, 2013 and 2012, and $8.6 million and $4.6 million, respectively, during the nine months ended September 30, 2013 and 2012.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 5.	Acquisition

StreetEasy, Inc.

On August 26, 2013, Zillow, through its wholly owned subsidiary, Strawberry Acquisition, Inc., a Delaware corporation (“Merger Sub”), consummated its acquisition of StreetEasy, Inc., formerly known as NMD Interactive, Inc., d/b/a StreetEasy, a Delaware corporation (“StreetEasy”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zillow, StreetEasy, Merger Sub and Shareholder Representative Services LLC, acting as the stockholder representative, dated August 16, 2013. Under the terms and subject to the conditions of the Merger Agreement, Merger Sub merged with and into StreetEasy with StreetEasy remaining as the surviving company and a wholly owned subsidiary of Zillow (the “Merger”). The acquisition aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of StreetEasy, Zillow expanded its audience and brand awareness by leveraging StreetEasy’s leadership among both consumers and professionals in the New York region and, in particular, the New York rentals market.

The total Merger consideration payable to StreetEasy equity holders was approximately $50 million in cash, less certain transaction expenses and as adjusted at closing based on StreetEasy’s net working capital, cash and debt. All vested options to purchase shares of StreetEasy’s common stock were cancelled and, in settlement of such cancellation, the holders of such options became entitled to receive cash payments representing a portion of the Merger consideration as described in the Merger Agreement. A portion of the Merger consideration has been attributed to the substitution of unvested stock options of StreetEasy outstanding as of the closing for stock options to purchase shares of Zillow’s Class A common stock at an exchange ratio implied by the Merger consideration as described in the Merger Agreement. In connection with the closing, $5 million of the Merger consideration otherwise payable to StreetEasy stockholders and holders of vested stock options has been deposited in a third-party escrow account to secure certain indemnification obligations of those equity holders. As of September 30, 2013, accrued expenses and other current liabilities includes $5.6 million payable to certain equity holders of StreetEasy who have not yet claimed their Merger consideration in connection with the acquisition, and prepaid expenses and other current assets includes $0.7 million related to an adjustment to StreetEasy’s net working capital .

Zillow’s acquisition of StreetEasy has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of August 26, 2013. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The purchase price was approximately $48.0 million, as summarized in the following table (in thousands):

Cash payable for the outstanding stock of StreetEasy	$42,688
Cash payable for the cancellation of vested options to purchase shares of StreetEasy’s common stock	2,989
Certain transaction expenses and other costs incurred by StreetEasy	1,924
Substituted unvested stock options attributable to pre-combination service	430

Total purchase price	$48,031

The fair value of StreetEasy’s unvested stock options substituted in connection with the acquisition that relate to post-combination services will be recorded as share-based compensation expense over the related vesting periods.

Identifiable intangible assets acquired consisted of the following (in thousands):

		Estimated Amortization Period (in years)
Developed technology	$4,500	5
Customer relationships	4,900	5
Trademarks	2,200	5

Total intangible assets acquired	$11,600

The preliminary estimated fair value of the intangible assets acquired was determined by the Company, and we considered or relied in part upon a valuation report of a third-party expert. We used a cost approach to measure the fair value of the developed technology based on the estimated cost to recreate the technology. We used an income approach to measure the fair value of the customer relationships based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the trademarks based on the relief-from-royalty method. These fair value measurements were based on Level 3 measurements under the fair value hierarchy. Net tangible assets were valued at their respective carrying amounts, as we believe that these amounts approximate their current fair values.

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

Accounts receivable	$971
Prepaid expenses and other current assets	227
Property and equipment	1,138
Other identifiable tangible assets	144

Total tangible assets	2,480

Accounts payable	(107)
Accrued expenses and other current liabilities	(194)
Accrued compensation and benefits	(224)
Other identifiable liabilities	(174)
Net deferred tax liability	(4,265)

Total liabilities	(4,964)

Net acquired liabilities	(2,484)

Identifiable intangible assets	11,600
Goodwill	38,915

Total purchase price allocation	$48,031

Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as Zillow finalizes the amount of goodwill recorded in connection with the acquisition, which may be impacted by an adjustment in StreetEasy’s acquisition date working capital.

Acquisition-related expenses incurred for the three and nine months ended September 30, 2013, including legal and accounting fees and other external costs directly related to the acquisition, were not significant, were expensed as incurred, and are included in general and administrative expenses.

The results of operations related to the acquisition of StreetEasy have been included in our financial statements since the date of acquisition of August 26, 2013, and are not significant.

The following pro forma condensed combined financial information gives effect to the acquisition of StreetEasy as if it were consummated on January 1, 2012 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. The pro forma condensed combined financial information is presented for informational purposes only. The pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2012 and should not be taken as representative of future results of operations of the combined company.

The following table presents the pro forma condensed combined financial information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$54,446	$33,308	$143,738	$86,692
Net income (loss)	$(1,604)	$1,984	$(16,836)	$4,340
Net income (loss) per share - basic	$(0.04)	$0.07	$(0.48)	$0.15
Net income (loss) per share - diluted	$(0.04)	$0.06	$(0.48)	$0.14

Note 6.	Goodwill

The following table presents the change in goodwill from December 31, 2012 through September 30, 2013 (in thousands):

Balance as of December 31, 2012	$54,284
Goodwill recorded in connection with the acquisition of StreetEasy	38,915

Balance as of September 30, 2013	$93,199

The goodwill recorded in connection with the acquisition of StreetEasy is not deductible for tax purposes.

Note 7.	Intangible Assets, net

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2013
	Cost	Accumulated Amortization	Net
Developed technology	$18,835	$(3,559)	$15,276
Purchased content	11,673	(8,004)	3,669
Customer relationships	9,775	(1,282)	8,493
Trademarks	3,261	(437)	2,824

Total	$43,544	$(13,282)	$30,262

	December 31, 2012
	Cost	Accumulated Amortization	Net
Developed technology	$14,335	$(1,534)	$12,801
Purchased content	9,044	(6,015)	3,029
Customer relationships	4,875	(387)	4,488
Trademarks	1,061	(131)	930

Total	$29,315	$(8,067)	$21,248

Amortization expense recorded for intangible assets for the three months ended September 30, 2013 and 2012 was $1.9 million and $1.4 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2013 and 2012 was $5.2 million and $3.0 million, respectively. These amounts are included in technology and development expenses.

Estimated future amortization expense for intangible assets, including amortization related to future commitments, as of September 30, 2013 is as follows (in thousands):

Remainder of 2013	$2,750
2014	10,908
2015	10,671
2016	9,530
2017	5,906
All future years	4,915

Total future estimated amortization expense	$44,680

Note 8.	Income Taxes

We are subject to federal and state income taxes in the United States. During the three and nine month periods ended September 30, 2013 and 2012, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2013. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2013 and December 31, 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated tax losses of approximately $115.7 million as of December 31, 2012, which are available to reduce future taxable income.

We recorded an income tax benefit of $4.3 million for the three and nine month periods ended September 30, 2013 due to the use of the deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 9.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2013 or December 31, 2012.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and nine month periods ended September 30, 2013, 600,000 shares and 973,634 shares of Class B common stock, respectively, were converted into Class A common stock at the option of the holders. During the year ended December 31, 2012, 2,065,787 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

In August 2013, we sold 3,253,522 shares of our Class A common stock, including 753,522 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 2,523,486 shares of our Class A common stock, at a price of $82.00 per share. We received net proceeds of $253.9 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

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

Stock Options

All stock options granted from inception through September 30, 2013 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain options granted to the Company’s chief executive officer in December 2012 and January 2013.

The following table summarizes stock option activity for the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Shares Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	979,024	5,361,256	$6.23	4.51	$89,749,207
Authorized increase in plan shares	1,068,374	—	—
Granted	(1,884,079)	1,884,079	30.01
Exercised	—	(1,624,304)	4.59
Forfeited or cancelled	158,359	(158,359)	21.42

Outstanding at December 31, 2012	321,678	5,462,672	14.48	4.88	78,912,364
Authorized increase in plan shares	2,887,064	—	—
Granted	(1,910,112)	1,910,112	42.08
Exercised	—	(1,897,086)	8.73
Forfeited or cancelled	233,287	(233,287)	30.34

Outstanding at September 30, 2013	1,531,917	5,242,411	25.91	5.58	307,130,888
Vested and exercisable at September 30, 2013		1,370,030	10.73	3.86	100,793,939

As of September 30, 2013, the numbers above do not include 139,000 shares of restricted stock and 84,287 restricted stock units granted pursuant to our 2011 Plan. The table includes stock option awards granted in substitution of awards previously granted by companies we acquired in 2012 and 2013, which stock option awards do not reduce the number of shares available for future issuance under the 2011 Plan.

The fair value of options granted, excluding Nonemployee Director Awards described below and certain options granted to the Company’s chief executive officer in December 2012 and January 2013, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	54%	49%	50% - 54%	49% - 52%
Expected dividend yields	—	—	—	—
Risk-free interest rate	1.19% - 1.41%	0.52% - 0.54%	0.59% - 1.41%	0.52% - 0.91%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$38.14	$16.21	$20.23	$14.66

In March 2013, stock options for an aggregate of 30,690 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $16.29 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.36%, and a weighted-average expected life of 3.5 years. During the three and nine month periods ended September 30, 2013, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0 and $0.5 million, respectively, and is included in general and administrative expenses.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	75,000	$29.69
Granted	299,213	30.43
Vested	(34,110)	29.41
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2012	340,103	30.34
Granted	3,673	44.66
Vested	(22,423)	32.14
Forfeited or cancelled	(6,540)	26.28

Unvested outstanding at September 30, 2013	314,813	31.31

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of September 30, 2013, there was $7.8 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2012	—	$—
Granted	300,961	38.77
Vested	—	—
Forfeited or cancelled	(4,957)	39.69

Unvested outstanding at December 31, 2012	296,004	38.76
Granted	30,875	83.74
Vested	(234,002)	39.69
Forfeited or cancelled	(8,590)	39.69

Unvested outstanding at September 30, 2013	84,287	55.83

In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow and a former employee, 218,071 unvested restricted stock units held by such employee became vested, such that the former employee received one share of Zillow’s Class A common stock for each outstanding restricted stock unit. As a result of the accelerated vesting of the restricted stock units, we recognized approximately $7.1 million of share-based compensation expense during the nine months ended September 30, 2013, which is included within sales and marketing expense.

In September 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Agreement entered into between Zillow and an employee, Zillow granted to the employee restricted stock units for 26,000 shares of our Class A common stock. One twelfth of each restricted stock unit award will vest on each one-month anniversary of the vesting commencement date of September 20, 2013, subject to the recipient’s continued full-time employment or service to Zillow. In the event of termination of service during the first six months of employment by Zillow without cause or upon the resignation by such employee for good reason, 13,000 of the restricted stock units, less the number of restricted stock units that already vested prior to termination, will become vested units, and such employee will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit. The grant date fair value of the restricted stock units is approximately $2.3 million.

The fair value of restricted stock units will be recorded as share-based compensation expense over the vesting period. As of September 30, 2013, there was $4.3 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$185	$94	$524	$271
Sales and marketing	871	870	9,875	1,349
Technology and development	985	374	3,053	1,182
General and administrative	1,727	374	4,929	1,553

Total	$3,768	$1,712	$18,381	$4,355

Note 11.	Net Income (Loss) Per Share

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

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income per share because they had a dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Class A common stock issuable upon the exercise of stock options	—	2,142	—	2,324
Class A common stock underlying unvested restricted stock awards	—	44	—	54
Class A common stock underlying unvested restricted stock units	—	4	—	—

Total Class A common stock equivalents	—	2,190	—	2,378

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effects would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Class A common stock issuable upon the exercise of stock options	3,402	—	3,190	—
Class A common stock underlying unvested restricted stock awards	105	—	91	—
Class A common stock underlying unvested restricted stock units	36	—	90	—

Total Class A common stock equivalents	3,543	—	3,371	—

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

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which will increase the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In September 2013, we entered into a lease amendment for our operating lease in Irvine, California, which increased the rentable area of the premises by 20,024 square feet, for which we are obligated to make escalating monthly lease payments beginning in February 2014 and continuing through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

Future minimum payments for all operating leases as of September 30, 2013 are as follows (in thousands):

Remainder of 2013	$1,100
2014	5,811
2015	7,005
2016	7,368
2017	7,446
All future years	31,328

Total future minimum lease payments	$60,058

Rent expense for the three months ended September 30, 2013 and 2012 was $1.1 million and $0.7 million, respectively. Rent expense for the nine months ended September 30, 2013 and 2012 was $3.3 million and $1.8 million, respectively.

Purchase Commitments

As of September 30, 2013, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $13.7 million. The amounts due for this content as of September 30, 2013 are as follows (in thousands):

Remainder of 2013	$1,021
2014	4,157
2015	4,291
2016	3,435
2017	817

Total future purchase commitments	$13,721

Line of Credit and Letters of Credit

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. In September 2013, we terminated the loan and security agreement.

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

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent Office granted our petition for re-examination of the three patents-in-suit, and in an initial office action rejected all claims. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. We were granted a stay against the patent infringement complaint. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On August 26, 2013, we acquired StreetEasy, including the Smarter Agent complaint against StreetEasy. In addition, in March 2010, Smarter Agent filed a substantially similar complaint against HotPads, Inc. (“HotPads”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint against HotPads. We have not recorded an accrual related to these complaints as of September 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are unenforceable and invalid. We have not recorded an accrual related to this complaint as of September 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In November 2012, a securities class action lawsuit was filed against us and certain of our executive officers seeking unspecified damages in the U.S. District Court for the Western District of Washington at Seattle. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. A consolidated amended complaint was filed in June 2013. In general, the complaint alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. That motion to dismiss is pending. We intend to deny the allegations of any wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of September 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow in the U.S. District Court for the Western District of Washington at Seattle. In general, the complaint alleged, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The shareholder derivative lawsuit was dismissed without prejudice on September 26, 2013, and we therefore have not recorded an accrual related to this lawsuit as of September 30, 2013 or December 31, 2012.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Marketplace revenue:
Real estate	$35,136	$21,002	$91,882	$52,232
Mortgages	5,742	2,614	16,465	7,600

Total Marketplace revenue	40,878	23,616	108,347	59,832
Display revenue	12,433	8,299	30,850	22,681

Total revenue	$53,311	$31,915	$139,197	$82,513

Note 14.	Subsequent Events

In connection with our acquisition of StreetEasy, we granted restricted stock units for an aggregate 54,929 shares of our Class A common stock in October 2013 to certain former employees of StreetEasy who accepted employment with Zillow. The grant date fair value of the restricted stock units is approximately $4.4 million. In general, each restricted stock unit award will vest in substantially equal installments on each one-month anniversary of the vesting commencement date over a four-year period, subject to the recipient’s continued employment with or service to Zillow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our websites, including Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads and StreetEasy.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 43 million homes and added more than 184 million home photos, creating exclusive home profiles available nowhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using industry-leading automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals and brand advertisers. Our revenue includes marketplace revenue, consisting primarily of subscriptions sold to real estate agents based on the number of impressions delivered in zip codes purchased, and advertising sold on a cost per click, or CPC, basis to mortgage lenders, as well as display revenue, which consists of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis.

During the three months ended September 30, 2013, we generated revenue of $53.3 million, as compared to $31.9 million in the three months ended September 30, 2012, an increase of 67%. This increase is primarily the result of a 68% increase in our Premier Agent subscribers to 44,749 as of September 30, 2013 from 26,703 as of September 30, 2012, as well as significant growth in traffic to our mobile applications and websites. There were approximately 61.1 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2013 compared to 36.1 million average monthly unique users for the three months ended September 30, 2012, representing year-over-year growth of 69%.

In August 2013, we completed the acquisition of StreetEasy, Inc., formerly known as NMD Interactive, Inc., d/b/a StreetEasy, (“StreetEasy”), which provides for-sale and for-rent listings and information about condos, co-ops, new developments and luxury real estate, primarily in the New York region. The acquisition aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of StreetEasy, Zillow expanded its audience and brand awareness by leveraging StreetEasy’s leadership among both consumers and professionals in the New York region and, in particular, the New York rentals market. The total purchase price for the acquisition of StreetEasy is approximately $48.0 million. Based on the allocation of the purchase price in connection with our acquisition of StreetEasy, a substantial majority of the purchase price has been allocated to goodwill and intangible assets.

As of September 30, 2013, we had 787 full-time employees, compared to 560 full-time employees as of December 31, 2012.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable our users to connect with real estate, rental and mortgage professionals, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. We measure unique users with Google Analytics. Beginning in December 2012, the reported monthly unique users reflect the effect of Zillow’s December 14, 2012 acquisition of HotPads, Inc. Beginning in September 2013, the reported monthly unique users reflect the effect of Zillow’s August 26, 2013 acquisition of StreetEasy, Inc.

	Average Monthly Unique Users for the Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands)
Unique Users	61,118	36,096	69%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a subscription fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At September 30,		2012 to 2013 % Change
	2013	2012
Premier Agent Subscribers	44,749	26,703	68%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals and brand advertisers. Our revenue includes marketplace revenue and display revenue.

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

Income Taxes

We are subject to federal and state income taxes in the United States. During the three and nine month periods ended September 30, 2013 and 2012, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2013. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2013 and December 31, 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $115.7 million as of December 31, 2012, which are available to reduce future taxable income.

We recorded an income tax benefit of $4.3 million for the three and nine month periods ended September 30, 2013 due to the use of the deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$53,311	$31,915	$139,197	$82,513
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	5,116	3,623	13,540	10,237
Sales and marketing (1)	31,195	14,118	83,913	34,586
Technology and development (1)	12,167	6,687	33,849	17,535
General and administrative (1)	10,357	5,192	27,568	14,869

Total costs and expenses	58,835	29,620	158,870	77,227

Income (loss) from operations	(5,524)	2,295	(19,673)	5,286
Other income	70	39	240	104

Income (loss) before income taxes	(5,454)	2,334	(19,433)	5,390
Income tax benefit	4,265	—	4,265	—

Net income (loss)	$(1,189)	$2,334	$(15,168)	$5,390

Net income (loss) per share — basic	$(0.03)	$0.08	$(0.43)	$0.19
Net income (loss) per share — diluted	$(0.03)	$0.07	$(0.43)	$0.17
Weighted-average shares outstanding — basic	36,667	30,040	35,011	29,115
Weighted-average shares outstanding — diluted	36,667	32,230	35,011	31,493
Other Financial Data:
Adjusted EBITDA (3)	$4,121	$7,624	$14,519	$18,343

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$185	$94	$524	$271
Sales and marketing	871	870	9,875	1,349
Technology and development	985	374	3,053	1,182
General and administrative	1,727	374	4,929	1,553

Total	$3,768	$1,712	$18,381	$4,355

(2) Amortization of website development costs and intangible assets included in technology and development	$5,092	$3,198	$13,792	$7,576

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	10	11	10	12
Sales and marketing	59	44	60	42
Technology and development	23	21	24	21
General and administrative	19	16	20	18

Total costs and expenses	110	93	114	94

Income (loss) from operations	(10)	7	(14)	6
Other income	0	0	0	0

Income (loss) before income taxes	(10)	7	(14)	6
Income tax benefit	8	0	3	0

Net income (loss)	(2)%	7%	(11)%	6%

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(1,189)	$2,334	$(15,168)	$5,390
Other income	(70)	(39)	(240)	(104)
Depreciation and amortization expense	5,877	3,617	15,811	8,702
Share-based compensation expense	3,768	1,712	18,381	4,355
Income tax benefit	(4,265)	—	(4,265)	—

Adjusted EBITDA	$4,121	$7,624	$14,519	$18,343

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$35,136	$21,002	67%
Mortgages	5,742	2,614	120%

Total Marketplace revenue	40,878	23,616	73%
Display revenue	12,433	8,299	50%

Total revenue	$53,311	$31,915	67%

	Three Months Ended September 30,
	2013	2012
Percentage of Total Revenue:
Marketplace revenue:
Real estate	66%	66%
Mortgages	11%	8%

Total Marketplace revenue	77%	74%
Display revenue	23%	26%

Total revenue	100%	100%

Overall revenue increased by $21.4 million, or 67%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Marketplace revenue increased by 73%, and display revenue increased by 50%.

Marketplace revenue grew to $40.9 million for the three months ended September 30, 2013 from $23.6 million for the three months ended September 30, 2012, an increase of $17.3 million. Marketplace revenue represented 77% of total revenue for the three months ended September 30, 2013 compared to 74% of total revenue for the three months ended September 30, 2012. The increase in marketplace revenue was primarily attributable to the $14.1 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 44,749 as of September 30, 2013 from 26,703 as of September 30, 2012, representing growth of 68%. Average monthly revenue per subscriber decreased 2% to $264 for the three months ended September 30, 2013 from $270 for the three months ended September 30, 2012. We believe the decrease in average monthly revenue per subscriber was primarily a result of accelerated growth in the number of Premier Agent subscribers in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as new Premier Agent subscribers typically buy additional inventory over time and impression-based pricing now allows new Premier Agents to purchase smaller allocations of inventory than under the historical pricing model whereby we charged based upon a percentage of the total Platinum Premier Agent views in the zip code. We calculate our average monthly revenue per subscriber by dividing the revenue generated by our Premier Agent subscription products in the period by the average number of Premier Agent subscribers in the period, divided again by the number of months in the period. The average number of Premier Agent subscribers is derived by calculating the average of the beginning and ending number of Premier Agent subscribers for the period.

Mortgage revenue, which is included in marketplace revenue, also increased by $3.1 million, or 120%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Approximately $1.6 million of the increase was the result of our November 2012 acquisition of Mortech, Inc. The remaining increase of $1.5 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 5.9 million mortgage loan requests submitted by consumers for the three months ended September 30, 2013 compared to 3.2 million mortgage loan requests submitted by consumers for the three months ended September 30, 2012, an increase of 88%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

Display revenue was $12.4 million for the three months ended September 30, 2013 compared to $8.3 million for the three months ended September 30, 2012, an increase of $4.1 million. Display revenue represented 23% of total revenue for the three months ended September 30, 2013 compared to 26% of total revenue for the three months ended September 30, 2012. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 61.1 million average monthly unique users for the three months ended September 30, 2013 from 36.1 million average monthly unique users for the three months ended September 30, 2012, representing growth of 69%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Cost of revenue	$5,116	$3,623	41%

Cost of revenue was $5.1 million for the three months ended September 30, 2013 compared to $3.6 million for the three months ended September 30, 2012, an increase of $1.5 million, or 41%. The increase in cost of revenue was attributable to increased credit card and ad serving fees of $0.6 million, increased headcount-related expenses of $0.5 million, including share-based compensation expense, driven by growth in headcount, a $0.5 million increase in data center operations costs, a $0.3 million increase in various miscellaneous expenses, including connectivity costs and other costs paid to third parties, partially offset by a $0.4 million decrease in revenue sharing costs. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Sales and marketing	$31,195	$14,118	121%

Sales and marketing expenses were $31.2 million for the three months ended September 30, 2013 compared to $14.1 million for the three months ended September 30, 2012, an increase of $17.1million, or 121%. The increase in sales and marketing expense was primarily due to a $10.1 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $0.7 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increase in marketing and advertising expenses, headcount-related expenses increased by $4.6 million, driven primarily by growth in the size of our sales team to promote our marketplace business. We also incurred a $1.4 million increase in tradeshow expenses, including related travel costs, and a $0.3 million increase in various miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Technology and development	$12,167	$6,687	82%

Technology and development expenses, which include research and development costs, were $12.2 million for the three months ended September 30, 2013 compared to $6.7 million for the three months ended September 30, 2012, an increase of $5.5 million, or 82%. Approximately $2.6 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $1.9 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The increase in technology and development expenses was also attributable to a $0.3 million increase in consulting costs, a $0.3 million increase in depreciation expense, and a $0.4 million increase in various miscellaneous expenses, including connectivity costs and travel.

Amortization expense included in technology and development for capitalized website development costs was $3.2 million and $1.8 million, respectively, for the three months ended September 30, 2013 and 2012. Amortization expense included in technology and development for purchased data content intangible assets was $0.7 million and $0.5 million, respectively, for the three months ended September 30, 2013 and 2012. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $1.2 million and $0.9 million, respectively, for the three months ended September 30, 2013 and 2012. Other data content expense was $0.1 million for the three months ended September 30, 2013 and 2012. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
General and administrative	$10,357	$5,192	99%

General and administrative expenses were $10.4 million for the three months ended September 30, 2013 compared to $5.2 million for the three months ended September 30, 2012, an increase of $5.2 million, or 99%. The increase in general and administrative expenses was a result of a $2.6 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $1.1 million increase in professional services fees, including legal and accounting, a $0.6 million increase in building lease-related expenses including rent, utilities and insurance, and a $0.9 million increase in various other miscellaneous expenses, including consulting costs, bad debt expense, state and local taxes, and travel and meals expense. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Income Taxes

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Income tax benefit	$4,265	$—	100%

We recorded an income tax benefit of $4.3 million for the three months ended September 30, 2013 compared to $0 for the three months ended September 30, 2012. The increase in the income tax benefit was due to the use of the deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$91,882	$52,232	76%
Mortgages	16,465	7,600	117%

Total Marketplace revenue	108,347	59,832	81%
Display revenue	30,850	22,681	36%

Total revenue	$139,197	$82,513	69%

	Nine Months Ended September 30,
	2013	2012
Percentage of Total Revenue:
Marketplace revenue:
Real estate	66%	63%
Mortgages	12%	9%

Total Marketplace revenue	78%	73%
Display revenue	22%	27%

Total revenue	100%	100%

Overall revenue increased by $56.7 million, or 69%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Marketplace revenue increased by 81%, and display revenue increased by 36%.

Marketplace revenue grew to $108.3 million for the nine months ended September 30, 2013 from $59.8 million for the nine months ended September 30, 2012, an increase of $48.5 million. Marketplace revenue represented 78% of total revenue for the nine months ended September 30, 2013 compared to 73% of total revenue for the nine months ended September 30, 2012. The increase in marketplace revenue was primarily attributable to the $39.7 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 44,749 as of September 30, 2013 from 26,703 as of September 30, 2012, representing growth of 68%. Average monthly revenue per subscriber decreased by less than 1% to $260 for the nine months ended September 30, 2013 from $261 for the nine months ended September 30, 2012. We believe the decrease in average monthly revenue per subscriber was primarily a result of accelerated growth in the number of Premier Agent subscribers in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as new Premier Agent subscribers typically buy additional inventory over time and impression-based pricing now allows new Premier Agents to purchase smaller allocations of inventory than under the historical pricing model whereby we charged based upon a percentage of the total Platinum Premier Agent views in the zip code.

Mortgage revenue, which is included in marketplace revenue, also increased by $8.9 million, or 117%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Approximately $4.4 million of the increase was the result of our November 2012 acquisition of Mortech, Inc. The remaining increase of $4.5 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 15.8 million mortgage loan requests submitted by consumers for the nine months ended September 30, 2013 compared to 8.6 million mortgage loan requests submitted by consumers for the nine months ended September 30, 2012, an increase of 83%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement or on a link to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

Display revenue was $30.9 million for the nine months ended September 30, 2013 compared to $22.7 million for the nine months ended September 30, 2012, an increase of $8.2 million. Display revenue represented 22% of total revenue for the nine months ended September 30, 2013 compared to 27% of total revenue for the nine months ended September 30, 2012. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 61.1 million average monthly unique users for the three months ended September 30, 2013 from 36.1 million average monthly unique users for the three months ended September 30, 2012, representing growth of 69%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Cost of revenue	$13,540	$10,237	32%

Cost of revenue was $13.5 million for the nine months ended September 30, 2013 compared to $10.2 million for the nine months ended September 30, 2012, an increase of $3.3 million, or 32%. The increase in cost of revenue was attributable to increased credit card and ad serving fees of $1.3 million, increased headcount-related expenses of $1.2 million, including share-based compensation expense, driven by growth in headcount, a $1.1 million increase in data center operations costs, a $0.3 million increase in connectivity costs, a $1.0 million increase in various miscellaneous expenses, including royalties and other costs paid to third parties, partially offset by a $1.6 million decrease in revenue sharing costs.

Sales and Marketing

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Sales and marketing	$83,913	$34,586	143%

Sales and marketing expenses were $83.9 million for the nine months ended September 30, 2013 compared to $34.6 million for the nine months ended September 30, 2012, an increase of $49.3 million, or 143%. The increase in sales and marketing expenses was primarily due to a $23.2 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and an $8.5 million increase in share-based compensation expense. We also incurred a $2.7 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

For the nine months ended September 30, 2013, share-based compensation expense includes the impact of $7.1 million of expense related to the accelerated vesting of 218,071 unvested restricted stock units. In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow and a former employee, all unvested restricted stock units held by such employee became vested, such that the former employee received one share of Zillow’s Class A common stock for each outstanding restricted stock unit. The remaining increase in share-based compensation expense of $1.4 million was driven primarily by growth in the size of our sales team to promote our marketplace business.

In addition to the increases in marketing and advertising and share-based compensation expense, headcount-related expenses increased by $12.2 million, driven primarily by growth in the size of our sales team. We also incurred a $1.9 million increase in tradeshow expenses, including related travel costs, and a $0.8 million increase in various miscellaneous sales and marketing expenses.

Technology and Development

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Technology and development	$33,849	$17,535	93%

Technology and development expenses, which include research and development costs, were $33.8 million for the nine months ended September 30, 2013 compared to $17.5 million for the nine months ended September 30, 2012, an increase of $16.3 million, or 93%. Approximately $7.5 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $6.2 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The increase in technology and development expenses was also the result of a $0.8 million increase in consulting costs, a $0.7 million increase in depreciation expense, a $0.3 million increase in connectivity costs, and a $0.8 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $8.6 million and $4.6 million, respectively, for the nine months ended September 30, 2013 and 2012. Amortization expense included in technology and development for purchased data content intangible assets was $2.0 million and $1.5 million, respectively, for the nine months ended September 30, 2013 and 2012. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $3.2 million and $1.5 million, respectively, for the nine months ended September 30, 2013 and 2012. Other data content expense was $0.3 million for the nine months ended September 30, 2013 and 2012.

General and Administrative

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
General and administrative	$27,568	$14,869	85%

General and administrative expenses were $27.6 million for the nine months ended September 30, 2013 compared to $14.9 million for the nine months ended September 30, 2012, an increase of $12.7 million, or 85%. The increase in general and administrative expenses was a result of a $6.4 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $2.0 million increase in building lease-related expenses including rent, utilities and insurance, a $1.7 million increase in professional services fees, including legal and accounting, a $0.6 million increase in bad debt expense, a $0.6 million increase in travel and meals expense, a $0.4 million increase in consulting costs, a $0.2 million increase in state and local taxes, and a $0.8 million increase in various other miscellaneous expenses, including connectivity costs and depreciation expense.

Income Taxes

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Income tax benefit	$4,265	$—	100%

We recorded an income tax benefit of $4.3 million for the nine months ended September 30, 2013 compared to $0 for the nine months ended September 30, 2012. The increase in the income tax benefit was due to the use of the deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Liquidity and Capital Resources

Prior to our initial public offering in July 2011, we funded our operations primarily from the issuance of common and preferred stock. Through 2007, we raised approximately $81.0 million through various offerings of our convertible preferred stock and approximately $5.9 million from the sale of our common stock.

In July 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share, and we sold and issued 274,999 shares of our Class A common stock at a price of $20.00 per share in a private placement. As a result of the offerings, we received net proceeds of approximately $76.3 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional offering-related expenses of $3.3 million, for total expenses of $8.9 million. The net offering proceeds were invested into money market funds, certificates of deposit and fixed income U.S. government agency securities.

In September 2012, we sold and issued 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. The net proceeds for all shares sold by us in the public offering were approximately $156.7 million after deducting underwriting discounts and commissions of approximately $7.9 million and additional offering-related expenses of $0.7 million, for total expenses of $8.6 million. We received no proceeds from the sale of our Class A common stock by the selling shareholders. The net offering proceeds were invested into money market funds and U.S. government agency securities.

In August 2013, we sold and issued 3,253,522 shares of our Class A common stock, including 753,522 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 2,523,486 shares of our Class A common stock, at a price of $82.00 per share. The net proceeds for all shares sold by us in the public offering were approximately $253.9 million after deducting underwriting discounts and commissions of approximately $12.0 million and additional offering-related expenses of $0.9 million, for total expenses of $12.9 million. We received no proceeds from the sale of our Class A common stock by the selling shareholders. The net offering proceeds were invested into money market funds and U.S. government agency securities.

As of September 30, 2013 and December 31, 2012, we had cash, cash equivalents and investments of $424.6 million and $203.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments as of September 30, 2013 and December 31, 2012 consist of fixed income securities, which include U.S. government agency securities, commercial paper and corporate notes and bonds. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. In September 2013, we terminated the loan and security agreement.

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

In August 2013, we completed the acquisition of StreetEasy, which provides for-sale and for-rent listings and information about condos, co-ops, new developments and luxury real estate, primarily in the New York region. The total purchase price for the acquisition of StreetEasy is approximately $48.0 million. Based on the allocation of the purchase price in connection with our acquisition of StreetEasy, a substantial majority of the purchase price has been allocated to goodwill and intangible assets.

The following table presents selected cash flow data for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$12,536	$22,500
Cash flows used in investing activities	(114,167)	(44,982)
Cash flows provided by financing activities	270,479	163,414

Cash Flows Provided By Operating Activities

For the nine months ended September 30, 2013, net cash provided by operating activities was $12.5 million. This was primarily driven by a net loss of $15.2 million, adjusted by share-based compensation expense of $18.4 million, depreciation and amortization expense of $15.8 million, a $4.3 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of StreetEasy, bad debt expense of $1.2 million, and loss on disposal of property and equipment of $0.9 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $4.4 million.

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

For the nine months ended September 30, 2013, net cash used in investing activities was $114.2 million. This was the result of $52.5 million of net purchases of investments, $42.6 million paid in connection with the acquisition of StreetEasy, and $19.1 million of purchases for property and equipment and intangible assets.

For the nine months ended September 30, 2012, net cash used in investing activities was $45.0 million. This was the result of $36.4 million paid in connection with the acquisition of RentJuice Corporation, net of cash acquired of $2.0 million, $12.2 million of purchases for property and equipment and intangible assets, partially offset by $3.6 million of net proceeds from maturities of investments.

Cash Flows Provided By Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities was approximately $270.5 million, which was primarily the result of $253.9 million in net proceeds to us from the public offering of our Class A common stock that closed in August 2013. In addition, we received approximately $16.6 million in proceeds from the issuance of Class A common stock from the exercise of stock options for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, net cash provided by financing activities was approximately $163.4 million, which was primarily the result of $156.7 million in net proceeds to us from the public offering of our Class A common stock that closed in September 2012. In addition, we received approximately $6.7 million in proceeds from the issuance of Class A common stock from the exercise of stock options for the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Contractual Obligations

The following table provides a summary of our contractual obligations as of September 30, 2013:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$60,058	$5,366	$14,098	$14,875	$25,719
Purchase obligations	13,721	4,124	7,939	1,658	—

Total	$73,779	$9,490	$22,037	$16,533	$25,719

We have various operating leases for office space and equipment. In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which will increase the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In September 2013, we entered into a lease amendment for our operating lease in Irvine, California, which increased the rentable area of the premises by 20,024 square feet, for which we are obligated to make escalating monthly lease payments beginning in February 2014 and continuing through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York. We also have purchase obligations for content related to our mobile applications and websites. We do not have any debt or capital lease obligations. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent Office granted our petition for re-examination of the three patents-in-suit, and in an initial office action rejected all claims. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. We were granted a stay against the patent infringement complaint. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On August 26, 2013, we acquired StreetEasy, including the Smarter Agent complaint against StreetEasy. In addition, in March 2010, Smarter Agent filed a substantially similar complaint against HotPads, Inc. (“HotPads”), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint against HotPads. We have not recorded an accrual related to these complaints as of September 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we may have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are unenforceable and invalid. We have not recorded an accrual related to this complaint as of September 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In November 2012, a securities class action lawsuit was filed against us and certain of our executive officers seeking unspecified damages in the U.S. District Court for the Western District of Washington at Seattle. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. A consolidated amended complaint was filed in June 2013. In general, the complaint alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. That motion to dismiss is pending. We intend to deny the allegations of any wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of September 30, 2013 or December 31, 2012 as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow in the U.S. District Court for the Western District of Washington at Seattle. In general, the complaint alleged, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The shareholder derivative lawsuit was dismissed without prejudice on September 26, 2013, and we therefore have not recorded an accrual related to this lawsuit as of September 30, 2013 or December 31, 2012.

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

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, financial condition, and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The following is an update to the risk factors affecting our business, financial condition or future results set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

If We Do Not Innovate and Provide Products and Services That Are Attractive to Our Users and to Our Advertisers, Our Business Could Be Harmed.

Our success depends on our continued innovation to provide products and services that make our mobile applications and websites useful for consumers and real estate, rental, mortgage and home improvement professionals, and attractive to our advertisers. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new mobile and Internet technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ mobile applications and websites. If we are unable to continue offering innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities. For example, we acquired StreetEasy, Inc. in the third quarter of 2013. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We May Be Unable to Increase Awareness of the Zillow Brand Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. In 2013, we significantly increased our advertising investment to increase brand awareness and grow traffic. In the nine months ended September 30, 2013, our marketing and advertising expenses increased by $23.2 million compared to the nine months ended September 30, 2012, primarily related to increased advertising spend to acquire shoppers across online and offline channels. We expect to continue to increase our paid advertising. The results of increased paid advertising may not be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

We Have Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of September 30, 2013, we had an accumulated deficit of $86.8 million. Although we have experienced significant growth in our revenue, we expect that our revenue growth rate will decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

•	product development;

•	sales and marketing;

•	technology infrastructure;

•	strategic opportunities, including commercial relationships and acquisitions; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business and to manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.

We Depend on the Real Estate Industry, and Changes to That Industry, or Declines in the Real Estate Market or Increases in Mortgage Interest Rates, Could Reduce the Demand for Our Products and Services.

Our financial prospects significantly depend on real estate shoppers using our services. Real estate shopping patterns depend on the overall health of the real estate market. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership. Changes to the real estate industry, declines in the real estate market or increases in mortgage interest rates could reduce demand for our services. Real estate markets also may be negatively impacted by a significant natural disaster, such as earthquake, fire, flood or other disruption.

We May Not Be Able to Maintain or Establish Relationships With Real Estate Brokerages, Real Estate Listing Aggregators, Multiple Listing Services, Property Management Companies, Home Builders and Other Third-Party Listing Providers, Which Could Limit the Information We Are Able to Provide to Our Users.

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

We currently depend on a single real estate listing aggregator to provide us with a substantial portion of the listings in our database. As we have transitioned sales of our Premier Platinum subscription product to charging for the number of impressions delivered on our buyer’s agent list in zip codes purchased, these listings provide for revenue-generating opportunities as impressions are delivered through our mobile applications and websites. While these listings are available from their original sources, it would take substantial time and effort for us to aggregate these listings from all of the original sources. Therefore, if the agreement with our largest real estate listing aggregator is terminated, we may not be able to fully replace the listings in a timely manner or on terms favorable to us, if at all, which could harm our business, results of operations and financial condition.

We May Not Be Able to Maintain or Establish Relationships With Data Providers, Which Could Limit the Information We Are Able to Provide to Our Users and Impair Our Ability to Attract or Retain Users.

We obtain real estate data, such as sale transactions, property descriptions, tax-assessed value and property taxes paid, under licenses from third-party data providers. We use this data to enable the development, maintenance and improvement of our information services, including Zestimates and Rent Zestimates and our living database of homes. We have invested significant time and resources to develop proprietary algorithms, valuation models, software and practices to use and improve on this specific data. We may be unable to renew our licenses with these data providers, or we may be able to do so only on terms that are less favorable to us, which could harm our ability to continue to develop, maintain and improve these information services and could harm our business, results of operations and financial condition.

We Face Competition to Attract Consumers to Our Mobile Applications and Websites, Which Could Impair Our Ability to Continue to Grow the Number of Users Who Use Our Mobile Applications and Websites, Which Would Harm Our Business, Results of Operations and Financial Condition.

Our success depends on our ability to continue to attract additional consumers to our mobile applications and websites. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental, mortgage and home improvement websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are not able to continue to grow the number of consumers who use our mobile applications and websites, our business, results of operations and financial condition would be harmed.

We May Not Be Able to Compete Successfully Against Our Existing or Future Competitors in Attracting Advertisers, Which Could Harm Our Business, Results of Operations and Financial Condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate, rental, mortgage and home improvement information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition would be harmed.

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

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in our database for which we have sufficient data to produce the Zestimate. Similarly, we gather and make available to our consumers reviews on real estate, rental, mortgage and home improvement professionals, even if those reviews are unfavorable. Although real estate, rental, mortgage and home improvement professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

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

Our future success substantially depends on the continued use of mobile technology and the Internet as effective media of business and communication by our consumers. Mobile technology and Internet use may not continue to develop at historical rates, and consumers may not continue to use mobile technology or the Internet as media for information exchange. Further, these media may not be accepted as viable long-term outlets for information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access real estate information through other media and we fail to innovate, our business may be negatively impacted.

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

A failure of our systems at one site could result in reduced functionality for our users, and a total failure of our systems could cause our mobile applications or websites to be inaccessible. Problems faced by our third-party web-hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our users. Our third-party web-hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing needs for capacity, our business could be harmed. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications, which could harm our business.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our reputation, business, results of operations and financial condition.

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

If we are unable to comply with these laws or regulations, if we become liable under these laws or regulations, or if unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our exposure to this liability and it could cause the development of product or service offerings in affected markets to become impractical. This may require us to expend substantial resources or to discontinue certain products or services, limit our ability to expand our product and services offerings, or expand into new markets or otherwise harm our business, results of operations and financial condition. In addition, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

We assist with the processing of customer credit card transactions, which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information.

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

While we believe that our issued patents and pending patent applications help to protect our business, we cannot ensure that our operations do not, or will not, infringe valid, enforceable patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. We cannot ensure that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that such patents will not be challenged by third parties or found to be invalid or unenforceable, or that our patents will be effective in preventing third parties from utilizing a “copycat” business model to offer the same products or services. Moreover, we rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all.

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

Intellectual Property Disputes Are Costly to Defend and Could Harm Our Business, Results of Operations, Financial Condition and Reputation.

From time to time, we face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We are currently subject to patent infringement claims. These claims allege, among other things, that aspects of our technology infringe upon the plaintiffs’ patents. If we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation. We may be subject to future claims or allegations relating to our intellectual property rights. As we grow our business and expand our operations, we expect that we will continue to be subject to intellectual property claims and allegations. Patent and other intellectual property disputes or litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products, services or features, purchase licenses that may be expensive to procure, or modify our products or services. In addition, patent or other intellectual property disputes or litigation may result in significant settlement costs. Any of these events could harm our business, results of operations, financial condition and reputation.

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

We May Not Be Able to Halt the Operations of Websites That Aggregate or Misappropriate Our Data.

From time to time, third parties have misappropriated our data through website scraping, robots or other means, and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our websites. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. We may not be able, however, to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

If Our Security Measures Are Compromised, Consumers May Curtail Use of Our Products and Services and Advertisers May Reduce Their Advertising on Our Mobile Applications and Websites.

Our products and services involve the storage and transmission of users’ information, some of which may be private or include personally identifiable information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. For example, a hacker could steal a user’s profile password and manipulate information about that user’s home or post to a forum while posing as that user. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in mobile application or website performance or availability problems, the complete shutdown of our mobile applications or websites, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, we may be subject to legal claims, and users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, and advertisers may decrease or stop advertising on our mobile applications or websites. In January 2013, for example, we detected an anonymous user within our externally facing web services, which do not host any customer or financial data. Upon detection, the anonymous user was quarantined and security incident response procedures were executed. As a result of the unauthorized access, we have implemented additional security measures to further enhance security over our Internet-facing services. This incident did not have a material adverse effect on our business and our internal controls were not compromised. Despite the additional security measures we implemented, we cannot ensure that we will not experience future incidents.

We depend on data storage vendors to store certain user information, some of which may be private or include personally identifiable information. If our data storage vendors fail to maintain adequate information security systems and our users’ information is compromised, our business, results of operations and financial condition could be harmed.

Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our products or services or close their accounts, cause existing advertisers to cancel their contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business, results of operations and financial condition.

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

We Have Letters of Credit Secured By our Investments.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In connection with the April 2013 amendment to the lease of our Seattle offices, we amended our standby letter of credit to increase the amount from approximately $1.7 million to approximately $2.0 million. In November 2012, we executed a letter of credit of approximately $0.2 million in connection with the lease of our San Francisco office. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease. If we default on our leases, and the landlords seek performance under the letters of credit, our financial condition could be harmed.

We Expect Our Results of Operations to Fluctuate on a Quarterly and Annual Basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of fluctuations in the quantity of, and the price at which we are able to sell, our remnant advertising and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

At December 31, 2012, we had federal net operating loss carryforwards of approximately $115.7 million and tax credit carryforwards of approximately $1.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. In connection with our August 2013 public offering of our Class A

Common stock, we experienced an ownership change that triggered Section 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

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

Risks Related to Ownership of Our Class A Common Stock

Our Class A Stock Price May Be Volatile, and the Value of an Investment in Our Class A Common Stock May Decline.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, since shares of our Class A common stock were sold in our initial public offering in July 2011 at a price of $20.00 per share, the closing price of our Class A common stock has ranged from $21.63 per share to $100.50 per share through September 30, 2013. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Quarterly Report on Form 10-Q and others beyond our control, including:

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

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation as described in “Legal Proceedings” above in Part II, Item 1, and we may continue to be the target of this type of litigation in the future. Current or future securities litigation against us, including the pending matters described above, could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Dual Class Structure of Our Common Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow’s inception, our capital structure has had authorized Class A common stock and authorized Class B common stock. Our Class A common stock has one vote per share, and our Class B common stock has 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of September 30, 2013, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 39.5% and 27.0%, respectively, of the voting power of our outstanding capital stock.

For the foreseeable future, Mr. Barton and Mr. Frink will therefore have significant control over our management and affairs and will be able to control all matters requiring shareholder approval, including the election or removal (with or without cause) of directors and the approval of any significant corporate transaction, such as a merger or other sale of us or our assets. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that you, as a shareholder, may otherwise support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock.

Future Sales of Our Class A Common Stock in the Public Market Could Cause Our Stock Price to Decline.

Our Class A common stock began trading on The Nasdaq Global Market on July 20, 2011. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our Class A common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares, and all of our outstanding shares are generally freely tradable, except for shares held by our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with the volume restrictions of Rule 144. Sales of a substantial number of shares of our Class A common stock could cause our stock price to decline.

If Securities or Industry Analysts Do Not Publish Research or Publish Inaccurate or Unfavorable Research About Our Business, Our Class A Common Stock Price and Trading Volume Could Decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about our company. If few or no securities or industry analysts cover our company, the market price of our Class A common stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to publish reports on us regularly, demand for our Class A common stock could decline, which could cause our stock price and trading volume to decline.

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

Provisions in our articles of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation or amended and restated bylaws include provisions, some of which will become effective only after the date, which we refer to as the threshold date, on which the Class B common stock controlled by our founders represents less than 7% of the aggregate number of shares of our outstanding Class A common stock and Class B common stock, that:

•	set forth the dual class structure of our common stock, which concentrates voting control of matters submitted to a vote of our shareholders with the holders of our Class B common stock, which is held or controlled by our founders;

•	authorize our board of directors to issue, without further action by our shareholders, up to 30,000,000 shares of undesignated preferred stock, subject, prior to the threshold date, to the approval rights of the holders of our Class B common stock;

•	establish that our board of directors will be divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that, after the threshold date, our directors may be removed only for cause;

•	provide that, after the threshold date, vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;

•	provide that only our board of directors may change the board’s size;

•	specify that special meetings of our shareholders can be called only by the chair of our board of directors, our board of directors, our chief executive officer, our president or, prior to the threshold date, holders of at least 25% of the combined voting power of our outstanding Class A common stock and Class B common stock;

•	establish an advance notice procedure for shareholder proposals to be brought before a meeting of shareholders, including proposed nominations of persons for election to our board of directors;

•	require the approval of our board of directors or the holders of two-thirds of the voting power of our outstanding Class A common stock and Class B common stock, voting together as a single group, to amend or repeal our bylaws; and

•	require the approval of two-thirds of the outstanding voting power of our Class A common stock and Class B common stock, voting together as a single group, to amend certain provisions of our articles of incorporation.

Prior to the threshold date, our directors can be removed with or without cause by holders of our Class A common stock and Class B common stock, voting together as a single group, and vacancies on the board of directors may be filled by such shareholders, voting together as a single group. Given the dual class structure of our common stock, our founders, Richard Barton and Lloyd Frink, who hold or control our Class B common stock, will have the ability for the foreseeable future to control these shareholder actions. See the risk factor above titled “The Dual Class Structure of Our Common Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With our Founders, and Limits Your Ability to Influence Corporate Matters.”

The provisions described above, after the threshold date, may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which board is responsible for appointing our management. In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of our company, even if this change of control would benefit our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated August 16, 2013, by and among Zillow, Inc., NMD Interactive, Inc., d/b/a StreetEasy, Strawberry Acquisition, Inc. and Shareholder Representative Services LLC. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2013	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
Name: Chad M. Cohen
Title: Chief Financial Officer and Treasurer