Form 10-K
period 2013-12-31
ZILLOW INC
filed 2014-02-18
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☑     No  ☐

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☑

As of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $1,270,616,234.

As of February 11, 2014, 33,011,384 shares of the Registrant’s Class A common stock and 6,468,892 shares of the Registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to its 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

ZILLOW, INC.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2013

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

PART I

Item 1. Business

Mission

Our mission is to build the largest, most trusted and vibrant home-related marketplace to empower consumers with information and tools to make smart decisions about homes.

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads and StreetEasy. Zillow was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

We maintain an unwavering commitment to providing consumers free access to as much useful information as possible. Our living database of more than 110 million U.S. homes includes homes for sale, homes for rent and homes not currently on the market, and attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 45 million homes and have added more than 205 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information, and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites.

Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes. We present residential real estate data in novel ways that have revolutionized the way consumers search for, find and understand home-related information and make real estate decisions.

Consumers increasingly are turning to the Internet and mobile devices for real estate information. For the three months ended December 31, 2013, 54.4 million average monthly unique users visited Zillow’s mobile applications and websites, representing year-over-year growth of 57%. Sixty-five percent of our traffic now comes from a mobile device; on weekends it’s more than 70%. We operate the most popular suite of mobile real estate applications across all major mobile platforms. During December 2013, 275 million homes were viewed on Zillow on a mobile device, or 103 homes per second. We monetize our marketplace businesses on mobile in the same way we do on our web platform.

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

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue. Our revenue has grown significantly since our initial website launch in 2006. For the year ended December 31, 2013, we generated revenue of $197.5 million, as compared to $116.9 million for the year ended December 31, 2012, an increase of 69%.

Industry Dynamics

The Importance of Homes

Homes are the center of peoples’ lives, the focus of some of their most important decisions and often their most valuable assets. In addition to whether to buy, sell or rent, consumers make many other important home-related decisions throughout their lifetimes, including decisions relating to refinancing or home equity loans, home maintenance and home improvement. Residential real estate is one of the largest sectors of the U.S. economy and supports millions of professionals that provide services related to home purchases and sales, rentals, home financings, and home maintenance and improvement.

Large Market Opportunities

Based on external and internal assessments, we believe our current addressable markets include the following:

Purchase and Sale—Sales of approximately 4.7 million existing and 368 thousand new homes in the United States in 2012 had an aggregate transaction value of approximately $1.2 trillion, according to data published in 2013 by the U.S. Census Bureau and the National Association of REALTORS®. There are approximately 2.1 million licensed real estate professionals in the United States, according to data published in 2012 by the Association of Real Estate License Law Officials. In an effort to acquire new client relationships and sell homes, U.S. real estate agents and brokers spent an estimated $7.8 billion on residential advertising in 2013, according to a forecast from Borrell Associates released in 2013. In addition, U.S. real estate developers spent an estimated $1.3 billion on residential advertising in 2013, also according to a forecast from Borrell Associates released in 2013. In the United States, there are 205 million people residing in owner-occupied housing, according to data published by the U.S. Census Bureau in December 2012. Approximately 27% of movers in 2012, or 9.7 million people, were homeowners, according to the U.S. Census Bureau migration data published in December 2012.

Rentals—In the fourth quarter of 2013, there were approximately 43.6 million rental housing units in the United States, with a national vacancy rate of 8.2%, according to data published by the U.S. Census Bureau in January 2014. According to data published by the U.S. Census Bureau from the American Housing Survey and the Current Population Survey/Housing Vacancy Survey, approximately 42% of rental units (18.3 million) are located in large multi-family structures of 5+ units; approximately 19% of rental units (8.5 million) are located in small multi-family structures of 2-4 units; and approximately 39% of rental units (16.9 million) are 1-unit structures. In 2011, U.S. large multi-family rental property managers and landlords experienced annual unit turnover of approximately 51%, and spent an estimated $160 per unit on advertising and approximately $395 per unit in lease concessions, according to data presented in the National Apartment Association’s 2012 Survey of Operating Income & Expenses in Rental Communities. Based on this data, we estimate that these rental professionals spend approximately $6.6 billion per year to attract and retain renters. In the United States, there are 100 million people residing in rental housing units, according to data published by the U.S. Census Bureau in 2012. Approximately 73% of movers in 2012, or 26.8 million people, were renters, according to the U.S. Census Bureau migration data published in December 2012.

Home Financing—According to the Mortgage Bankers Association, approximately $1.8 trillion in U.S. residential mortgage originations occurred in 2012. U.S. residential mortgage providers spent approximately $11.1 billion in 2012 marketing their services and loan products to mortgage borrowers, according to data presented in industry research reports from IBISWorld Inc. released in 2012 and 2013.

Home Maintenance and Improvement—Spending on home improvements and repairs totaled $275 billion in 2011, according to the Joint Center for Housing Studies of Harvard University in a January 2013 report. As noted in the report, 82% of home improvement and repair spending was on owner-occupied homes, with the remainder on rental units. Spending on advertising by the home improvement industry was approximately $11.3 billion in 2012, according to data presented in industry research reports from IBISWorld Inc. released in 2012 and 2013. Additionally, more than 650,000 businesses served the remodeling market in 2007, according to the January 2013 report from the Joint Center for Housing Studies of Harvard University.

Display Advertising—We estimate that companies external to the real estate, mortgage and home improvement industries seeking to reach consumers like those who visit Zillow spent approximately $3.6 billion in 2012 on Web display and mobile advertising, based on data published by the Interactive Advertising Bureau in 2013.

Highly Fragmented, Local and Complex Market

The market for residential real estate transactions and home-related services is highly fragmented, local and complex. Each home has unique characteristics, including location, value, size, style, age and condition. Each consumer approaches home-related transactions with a personal set of objectives, priorities and values. Real estate agents generally operate in local markets as independent contractors with different experiences and skills. These conditions create challenges for consumers and real estate, rental, mortgage and home improvement professionals alike. Consumers are challenged to find information about homes and to find real estate, rental, mortgage and home improvement professionals who fit their individual needs. Real estate, rental, mortgage and home improvement professionals are challenged to efficiently advertise their services and identify new clients, and to measure the effectiveness of their marketing efforts.

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

Increasing Role of Mobile Technologies and the Internet

Consumers are increasingly turning to mobile devices and the Internet to access real estate information. With the widespread adoption of mobile and location-based technologies, consumers increasingly expect home-related information to be available on their mobile devices where, when and how they want it. Sixty-five percent of our traffic now comes from a mobile device; on weekends it’s more than 70%.We believe that the technological platform shift from desktop computers to mobile devices benefits technology leaders like Zillow that are quick to innovate.

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

•

Listing information: price, price history and reductions, dollars per square foot, days on the market, listing type (such as for sale by agent, for sale by owner, pre-market inventory, which includes foreclosure, pre-foreclosure, and Make Me Move listings, new construction and rental homes) open houses, property photos and estimated monthly payment.

•	Purchase and sale data: prior sales information and recent sales nearby.

We synthesize data from hundreds of automated feeds, representing information from tens of thousands of public and private sources. Applying extensive computer analytics to the data, we transform it into information that is accessible, understandable and useful.

We refer to the database as “living” because the information is continually updated by the combination of our proprietary algorithms, synthesis of third-party data from hundreds of sources, and through improvements by us and, importantly, by our community of users. User-generated content from owners, agents and others enriches our database with photos and additional property information. More than 35 million pieces of user-generated content have been manually contributed to Zillow, and this is growing by more than 1 million contributions per month. Individuals and businesses that use Zillow have updated information on more than 45 million homes in our database and added more than 205 million home photos, creating exclusive home profiles not available anywhere else. Our inimitable database enables us to create content, products and services not available anywhere else, and attracts an active, vibrant community of users. As of December 31, 2013, we had published more than 460,000 reviews of local real estate agents and more than 58,000 reviews of mortgage professionals submitted by our users, and our users had submitted more than 800,000 questions and answers in our discussion forum, Zillow Advice. Zillow Advice allows consumers to ask questions of real estate, rental, mortgage and home improvement professionals and other consumers and quickly learn more about homes and real estate topics of interest. In particular, many of our dedicated active contributors devote substantial time sharing their expertise about Zillow and the real estate market on Zillow Advice. Real estate, rental, mortgage and home improvement professionals who participate in Zillow Advice play a key role in helping to educate consumers, and benefit from exposure to consumers and resulting referrals.

•

Zestimates, Rent Zestimates and Digs Estimates. We have developed industry-leading automated home valuation models that use advanced statistical methods and complex, proprietary algorithms. We use these models to provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes. Based on our Zestimates, we produce Zillow Home Value Indexes at the neighborhood, zip code, city, metropolitan statistical area, county and national levels. Our Zillow Home Value Indexes have been cited by government entities such as the Federal Reserve Bank and the Congressional Oversight Panel, university studies and respected national publications. For historical comparisons, we provide up to 15 years of Zestimate history on each home and valuable information about property and real estate market trends. Our Zestimates, Rent Zestimates and Zillow Home Value Indexes allow consumers to evaluate homes and neighborhoods, and to easily evaluate historical trends, as they contemplate critical home-related decisions. With Zillow Digs, home shoppers and homeowners can find visual inspiration and understand the cost of remodeling projects. Users can browse tens of thousands of photos and see Zillow’s proprietary Digs Estimates for the estimated cost, based on where they live, of the actual bathrooms and kitchens they are viewing. Unique to Zillow, Digs Estimates give consumers the estimated cost of thousands of real bathrooms and kitchens in Zillow Digs’ ever-increasing portfolio of photos and are computed using Zillow’s proprietary algorithm, which includes real-world data from local contractors such as size, materials, finish level, and regional labor and material rates. The Digs Estimates’ patent-pending technology helps home shoppers and homeowners create more realistic budgets appropriate for their specific market.

•

Powerful Brand and Scale. We have established a powerful brand identity and built a large user community in a short time. The majority of our traffic comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow brand. During December 2013, 52.2 million unique users visited Zillow’s mobile applications and websites, representing year-over-year growth of 50%.

•

Mobile Leadership and Monetization. Shopping for a home is a far more meaningful consumer experience when it occurs curbside, untethered and on location, so we have developed and operate the most popular suite of mobile real estate applications across all major platforms. In December 2013, 275 million homes, or 103 homes per second, were viewed on Zillow on a mobile device. Sixty-five percent of our traffic now comes from a mobile device; on weekends it’s more than 70%. Our suite of mobile applications includes 27 distinct real estate, rental, mortgage and home improvement applications that enable people to access and analyze information where, when and how they want it. We monetize our marketplace businesses on our mobile platform in the same way we do on our web platform.

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

•

Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, in Zillow Mortgage Marketplace consumers can anonymously submit mortgage loan requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders. Consumers can then choose to contact those lenders at their discretion. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. For the year ended December 31, 2013, consumers submitted more than 20 million mortgage loan requests in Zillow Mortgage Marketplace.

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

•

Proven Management Team. We believe the broad experience and depth of our management team are distinct competitive advantages in the complex and evolving industry in which we compete. The Zillow management team has an extensive history building successful consumer Internet companies. In particular, we believe that the shared experience of 11 of our executives, who held similar positions together at Expedia Inc., provides our management team with unique cohesion and insight.

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

•	Efficiently Increase Brand Awareness. Expand targeted advertising programs, public relations, social media and content distribution to efficiently increase brand awareness.

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

•

Pursue Strategic Opportunities. Pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position, enhance our capabilities and accelerate our growth. In August 2013, we acquired StreetEasy, Inc., formerly known as NMD Interactive, Inc., d/b/a StreetEasy, a New York City-based, consumer-facing real estate website, featuring high-quality for-sale and for-rent listings, information about new developments, co-ops, and luxury real estate, and a complementary suite of features for real estate and rental professionals. The acquisition aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of StreetEasy, Zillow expanded its audience and brand awareness by leveraging StreetEasy’s leadership among both consumers and real estate professionals in the New York region and, in particular, the New York for-sale and rentals market. And with the introduction of new tools and solutions, such as Zillow Rentals, Property Management Websites and Premier Agent Websites, we continue to focus on strengthening our marketplaces for both consumers and professionals and enhancing the Premier Agent experience.

Advertising Products and Services

We provide advertising products and services for real estate, rental, mortgage and home improvement professionals that enable them to create and promote useful content for consumers.

Marketplace Advertising

Premier Agent Program

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our original flagship subscription product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. Our multi-tiered Premier Agent advertising program, along with our Diverse Solutions agent website services, our CRM tools, and our Postlets syndication tool, extend our platform beyond just marketing services for real estate agents to a platform that also includes other types of trade services and tools.

Zillow Mortgage Marketplace

In Zillow Mortgage Marketplace, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. For the year ended December 31, 2013, consumers submitted more than 20 million mortgage loan requests in Zillow Mortgage Marketplace. Consumers decide if and when to contact the mortgage professionals who provide quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans.

Zillow Rentals

Zillow continues to develop its rental marketplace on mobile and Web. In October 2012, we launched Zillow Rentals, a free marketplace and suite of tools for rental professionals, which includes listing distribution across the Zillow Rental Network, reaching millions of renters on Zillow.com, Zillow Mobile, Yahoo!® Homes and HotPads. In February 2013, we announced the launch of Zillow Rentals on iPad, our first dedicated rental app optimized for iPad. Zillow now operates six dedicated apps for renters and rental professionals, available across multiple platforms.

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

A Rent Zestimate is our estimated current monthly rental price of a home, computed using similar automated valuation models we have designed to address the unique attributes of a rental home. We estimate rental prices on more than 100 million homes, including apartments, single-family homes, condominiums and townhomes.

Digs Estimates

With Zillow Digs, home shoppers and homeowners can find visual inspiration and understand the cost of remodeling projects. Users can browse tens of thousands of photos and see Zillow’s proprietary Digs Estimates for the estimated cost, based on where they live, of the actual bathrooms and kitchens they are viewing. Unique to Zillow, Digs Estimates give consumers the estimated cost of thousands of real bathrooms and kitchens in Zillow Digs’ ever-increasing portfolio of photos and are computed using Zillow’s proprietary algorithm, which includes real-world data from local contractors such as size, materials, finish level, and regional labor and material rates. The Digs Estimates’ patent-pending technology helps home shoppers and homeowners create more realistic budgets appropriate for their specific market.

Rich, Searchable Home-Related Data and Analysis

We provide consumers and real estate professionals with a rich set of home-related information. Through our mobile applications and websites, users can access detailed information about homes, including:

Value Information	Zestimate	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Rental price	Zillow Home Value Index Forecasts
	Make Me Move price	Tax-assessed value
	Easy links to county assessor records	Property taxes paid
	Digs Estimates	Price per square foot
	Regional foreclosure statistics	Regional 12 month home value forecast

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type
	Construction quality	Garage size

Neighborhood Information	School district	High school
	Elementary school	Walkability
	Middle school	Transit access
School ratings

Listing Details	Price	Price reductions
	Listing agent information	Days on Zillow
	Listing brokerage information	MLS number
	Link to listing source	Foreclosure stage and details
	Rent amount	Historical rental listings

Consumers and real estate professionals can update property information by, for example, adding home photos and personalized information regarding the neighborhood or school district, creating exclusive home profiles not available anywhere else.

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

Our team of economists and statisticians generates unbiased local and national real estate data and analysis on 931 metropolitan areas and approximately 10,300 individual neighborhoods that we provide to consumers and real estate, rental, mortgage and home improvement professionals at no cost. This gives our users access to local market trends and data, such as home price cuts, list to sale price ratio and foreclosure data that was historically not easily obtained, if available at all. Users can compare these metrics across neighborhoods and different time periods using our real-time charting and filtering.

For Sale and Rental Listings

We provide comprehensive for sale and rental listings through relationships with real estate brokerages, real estate listings aggregators, multiple listing services, apartment management companies, home builders and other third-parties. In addition, we provide consumers with access to exclusive home listings, such as our Make Me Move listings, which are a homeowner’s posted price at which they would be willing to move. We also show listings that may not be available on other sources, such as for sale by owner, pre-market inventory and rental listings. Real estate agents and landlords may feature and gain more exposure for their listings through our advertising products.

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

Marketplace of Real Estate Agents

We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including more than 460,000 ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization, number of listings and number of contributions to Zillow Advice.

Marketplace of Mortgage Professionals

In Zillow Mortgage Marketplace, consumers can anonymously request free, personalized mortgage quotes from consumer-rated and -reviewed lenders. Consumers can then choose to contact those lenders at their discretion. For the year ended December 31, 2013, consumers submitted more than 20 million mortgage loan requests in Zillow Mortgage Marketplace. As of December 31, 2013, we had published more than 58,000 reviews of mortgage professionals submitted by our users.

Home-Related Advice and Discussions

Consumers have many questions and often seek advice during various stages of their home-ownership lifecycle. The Zillow Advice section of our Zillow.com website captures questions and discussion topics from our users, both consumers and real estate, rental, mortgage and home improvement professionals. This allows our consumers to ask questions of other consumers and real estate, rental, mortgage and home improvement professionals and quickly learn more about relevant topics. Our users have submitted more than 800,000 questions and answers to Zillow Advice as of December 31, 2013. Zillow Advice also provides real estate, rental, mortgage and home improvement professionals with an opportunity to help educate consumers and demonstrate their local expertise. These discussions and content are also indexed and searchable by geography and other custom parameters, allowing users to quickly find the information they seek. Email updates are used to provide ongoing monitoring and delivery of posts related to topics of interest.

Mobile Access

We operate the most popular suite of mobile real estate applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate, rental, mortgage and home improvement professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer standing curbside at a home for sale can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can call a real estate professional through our mobile applications to get more information or schedule a showing. During December 2013, 275 million homes were viewed on Zillow on a mobile device.

Marketing

We believe Zillow has considerable opportunity to increase brand awareness and grow traffic through product development, targeted advertising programs and strategic partnerships. As such, we selectively advertise to consumers and professionals in various online and offline channels that have tested well for us and pursue strategic partnerships that drive traffic and brand awareness for Zillow.

At Zillow, marketing begins with product development, which then becomes amplified by effective brand advertising and marketing communications. We create immersive consumer products that people want to use frequently, talk about and share. The engaging nature of our products enables us to execute compelling advertising campaigns integrated with our robust and viral communications program, which together comprise the primary driver of our brand awareness and traffic acquisition efforts. We launched our consumer brand with communications at the core of our marketing strategy. Next, after years of vigorous field testing, we began large-scale national advertising in early 2013 on television and across other complementary channels. As a result of these advertising efforts, our traffic has grown to 54.4 million average monthly unique users for the three months ended December 31, 2013, an increase of 57% compared to the three months ended December 31, 2012. The majority of our traffic and brand awareness comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow brand.

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

We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 793 U.S. markets. Data is released on a monthly and quarterly basis, and Zillow data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News, Bloomberg and MSNBC. We believe the considerable effort we have spent on public relations and social media has allowed us to build a large and credible brand.

Our living database of homes creates significant opportunities for home-ownership lifecycle marketing. A typical person will at various times in life be a renter, buyer, homeowner, remodeler, mortgage refinancer or seller, and this presents opportunities to communicate with consumers over many years before, during and after a transaction. We actively communicate with our users through email and social media channels.

Sales and Customer Support

Our sales team is responsible for generating advertising customers across our mobile applications and websites.

Our largest sales teams sell Premier Agent subscriptions to real estate agents, and are located in Seattle, Washington and Irvine, California. We also have offices in San Francisco, California, New York, New York, and Lincoln, Nebraska, that support sales in our mortgage and rental marketplaces. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain a field sales team in San Francisco, California, New York, New York, Chicago, Illinois, and Detroit, Michigan, to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries.

As part of our sales and distribution strategy, we entered into a strategic relationship with Yahoo! Inc. that launched in the first quarter of 2011. Our sales team serves as the exclusive sales force for real estate agent advertising and certain graphical advertising on the Yahoo! Real Estate site.

We believe that customer support is important to our success. Our customer support team, which is located primarily in Seattle, Washington, responds to commercial, technical and consumer issues from our user community and advertisers. The Zillow Advice forum augments our direct customer support by enabling consumers to obtain answers to questions from our employees and other members of our user community, including real estate, rental, mortgage and home improvement professionals.

Technology and Infrastructure

Zillow is a data- and technology-driven company. Our technical infrastructure, mobile applications and websites are built to provide consumers and real estate, rental, mortgage and home improvement professionals with access to rich real estate data and powerful online tools to help them accomplish their home-related goals. Many of our services are available through real-time web-based application programming interfaces that allow our information to be easily integrated into third-party websites. We provide HTML and JavaScript-based widgets to allow easy integration of Zillow information onto other websites, with little custom programming. Our technology platform is built using industry-leading third-party and internally developed software as well as open source technologies. This combination allows for rapid development and release of high-performance software in a cost-effective and scalable manner. For information about our research and development costs, see Note 2 of the accompanying notes to our financial statements included within this annual report.

Our mobile applications and websites are primarily hosted at a third-party facility located in the Seattle area. Additionally, we utilize a third-party web service for cloud computing and storage to assist in service growth and redundancy. Content delivery network solutions have been put in place to ensure fast and local access to content. Development and test environments are located in a data center we manage at our corporate headquarters.

Intellectual Property

We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

Our trademarks registered in the United States and several other jurisdictions include “Zillow,” “Zillow.com,” “Zestimate,” “Dueling Digs,” “Make Me Move,” “Postlets,” “Diverse Solutions,” “dsIDXpress,” “Mortech,” “Marksman,” “hotpads.com,” “StreetEasy” and the Zillow logo. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.

We have six patents issued in the United States, one that expires in 2026, two that expire in 2029, three that expire in 2030, and one patent issued in Australia that expires in 2027. These cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, the collection, storage and display of home attribute values, and providing for a multi-faceted search. We have 23 patent applications pending in the United States, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

We are the registered holder of a variety of domestic and international domain names that include “Zillow.com,” “Postlets.com,” “DiverseSolutions.com,” “Agentfolio.com,” “Mortech.com,” “HotPads.com,” “Streeteasy.com,” our other trademarks and similar variations.

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

Competition for Consumers

We compete for the attention of consumers with companies that operate, or could develop, national and local real estate, rental, mortgage and home improvement mobile applications and websites. We compete for consumers primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, and brand awareness and reputation. We believe we compete favorably on these factors.

Competition for Advertisers

We compete for advertising customers, such as real estate professionals, with media sites, including companies dedicated to providing mobile and web-based real estate, rental, mortgage and home improvement information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as newspapers, television, magazines, and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate agents, mortgage lenders, property managers or rental agents to advertise their qualifications or listings. We compete for advertising revenue based on perceived return on investment, the effectiveness and relevance of our advertising products, pricing structure and our ability to effectively deliver types of ads to targeted demographics. We believe we compete favorably on these factors.

Government Regulation

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage brokers, banks, property managers, rental agents and some of our other customers and advertisers on our mobile applications and websites are subject to various state and federal laws and regulations relating to real estate, rentals and mortgages. While we do not believe that we are currently subject to these regulations, we intend to ensure that any content created by Zillow is consistent with them by obtaining assurances of compliance from our advertisers and customers for their activities through, and the content they provide on, our mobile applications and websites. Since the laws and regulations governing real estate, rentals and mortgages are constantly evolving, it is possible that some part of our business activities could fall within the scope of regulation or be prohibited altogether at some point in the future.

Employees

As of December 31, 2013, we had 817 full-time employees.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on our website at www.zillow.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K.

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

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

If Real Estate, Mortgage and Rental Professionals or Other Advertisers Reduce or End Their Advertising Spending With Us and We are Unable to Attract New Advertisers, Our Business Would Be Harmed.

Our current financial model depends on advertising revenue generated primarily through sales to real estate agents and brokerages, mortgage lenders, rental professionals and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

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

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities. For example, we acquired StreetEasy, Inc. during the year ended December 31, 2013. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We May Be Unable to Increase Awareness of the Zillow Brand Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. In 2013, we significantly increased our advertising investment to increase brand awareness and grow traffic. In the year ended December 31, 2013, our marketing and advertising expenses increased by $27.7 million compared to the year ended December 31, 2012, primarily related to increased advertising spend to acquire shoppers across online and offline channels. We expect to continue to increase our paid advertising. The results of increased paid advertising may not be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

We Have Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of December 31, 2013, we had an accumulated deficit of $84.1 million. Although we have experienced significant growth in our revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

The majority of the communications, network and computer hardware used to operate our mobile applications and websites are located at facilities in Seattle, Washington. We do not own or control the operation of certain of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

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

We are subject to a variety of federal and state laws that are continuously evolving and developing, including laws regarding the real estate, rental, mortgage and home improvement industries, mobile- and Internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws. These laws can be costly to comply with, can require significant management time and effort, and can subject us to claims or other remedies. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

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

In addition, we may actively pursue entities that infringe our intellectual property, including through legal action. Taking such action may be costly, and we cannot ensure that such actions will be successful. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our results of operations or financial condition.

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

We are From Time to Time Involved In, or May In the Future be Subject to, Claims, Suits, Government Investigations, and Other Proceedings That May Result In Adverse Outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition. See “Legal Proceedings” below in Part 1, Item 3.

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

We Are Subject to a Number of Risks Related to the Credit Card and Debit Card Payments We Accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could harm our business, financial condition and results of operations.

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

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

As of December 31, 2013, we had federal net operating loss carryforwards of approximately $236.5 million, state net operating loss carryforwards of approximately $6.1 million (tax effected), and tax credit carryforwards of approximately $5.1 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Section 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

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

Risks Related to Ownership of Our Class A Common Stock

Our Class A Stock Price May Be Volatile, and the Value of an Investment in Our Class A Common Stock May Decline.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, since shares of our Class A common stock were sold in our initial public offering in July 2011 at a price of $20.00 per share, the closing price of our Class A common stock has ranged from $21.63 per share to $100.50 per share through December 31, 2013. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation as described in “Legal Proceedings” below in Part I, Item 3, and we may continue to be the target of this type of litigation in the future. Current or future securities litigation against us, including the pending matters described below, could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Dual Class Structure of Our Common Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow’s inception, our capital structure has had authorized Class A common stock and authorized Class B common stock. Our Class A common stock has one vote per share, and our Class B common stock has 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2013, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 39.3% and 27.0%, respectively, of the voting power of our outstanding capital stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a second lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and December 2014, respectively, and continuing through November 2022. In January 2014, we entered into a third lease amendment for our corporate headquarters in Seattle, Washington, which will increase the rentable area of the premises by 22,694 square feet as of October 1, 2016, for which we are obligated to make escalating monthly lease payments beginning in January 2016 and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In September 2013, we entered into a lease amendment for our operating lease in Irvine, California, which increased the rentable area of the premises by 20,024 square feet, for which we are obligated to make escalating monthly lease payments beginning in February 2014 and continuing through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

Item 3. Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and to date, all claims of all three patents remain rejected in the re-examination proceedings. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Inc. (“StreetEasy”) and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On August 26, 2013, we acquired StreetEasy, including the Smarter Agent complaint against StreetEasy. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint against HotPads.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are unenforceable and invalid. The LendingTree matter currently is subject to a trial by jury that began on February 10, 2014.

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

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow in the U.S. District Court for the Western District of Washington at Seattle. In general, the complaint alleged, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The shareholder derivative lawsuit was dismissed without prejudice on September 26, 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on The Nasdaq Global Market under the symbol “Z”. Our Class B common stock is not listed and there is no established public trading market. The following table sets forth, for each quarterly period indicated, the high and low sales prices for our Class A common stock as quoted on The Nasdaq Global Market:

Year Ended December 31, 2013:	High	Low
First Quarter	$57.82	$28.00
Second Quarter	63.76	48.52
Third Quarter	103.00	54.38
Fourth Quarter	91.93	70.28

Year Ended December 31, 2012:	High	Low
First Quarter	$36.60	$22.17
Second Quarter	44.23	30.60
Third Quarter	46.86	35.57
Fourth Quarter	42.82	23.00

As of February 14, 2014, there were 72 holders and three holders of record of our Class A common stock and our Class B common stock, respectively.

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

There were no other sales of unregistered securities during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common stock with the NASDAQ Composite Index and the RDG Internet Composite Index. This graph covers the period from July 20, 2011, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2013. This graph assumes that the value of the investment in our Class A common stock and each index (including reinvestment of dividends) was $100 on July 20, 2011. The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K and our previously audited financial statements that are not included herein. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$197,545	$116,850	$66,053	$30,467	$17,491
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	18,810	14,043	10,575	4,973	4,042
Sales and marketing (1)	108,891	49,105	25,725	14,996	9,654
Technology and development (1)	48,498	26,614	14,143	10,651	11,260
General and administrative (1)(3)	38,295	21,291	14,613	6,684	5,501

Total costs and expenses	214,494	111,053	65,056	37,304	30,457

Income (loss) from operations	(16,949)	5,797	997	(6,837)	(12,966)
Other income	385	142	105	63	111

Income (loss) before income taxes	(16,564)	5,939	1,102	(6,774)	(12,855)
Income tax benefit	4,111	—	—	—	—

Net income (loss)	$(12,453)	$5,939	$1,102	$(6,774)	$(12,855)

Net income (loss) attributable to common shareholders	$(12,453)	$5,939	$—	$(6,774)	$(12,855)
Net income (loss) per share attributable to common shareholders—basic	$(0.35)	$0.20	$—	$(0.53)	$(1.02)
Net income (loss) per share attributable to common shareholders—diluted	$(0.35)	$0.18	$—	$(0.53)	$(1.02)
Weighted average shares outstanding—basic	36,029	30,194	19,815	12,770	12,613
Weighted average shares outstanding—diluted	36,029	32,709	22,305	12,770	12,613
(1) Includes share-based compensation as follows:
Cost of revenue	$737	$380	$189	$210	$183
Sales and marketing	10,969	2,433	388	445	408
Technology and development	4,660	1,886	546	389	394
General and administrative	7,070	1,912	822	671	666

Total	$23,436	$6,611	$1,945	$1,715	$1,651

(2) Amortization of website development costs and intangible assets included in technology and development	$19,791	$11,179	$5,384	$4,184	$4,797
(3) General and administrative includes a facility exit charge as follows:	$—	$—	$1,737	$—	$—

	At December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$437,726	$203,483	$92,136	$13,777	$16,091
Property and equipment, net	27,408	16,948	7,227	4,929	4,409
Working capital	282,127	184,661	71,713	11,941	16,432
Total assets	608,063	307,549	116,668	24,013	24,608
Convertible preferred stock	—	—	—	4	4
Total shareholders’ equity	567,796	280,317	101,213	17,448	21,126

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors”.

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products that help people find vital information about homes and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads and StreetEasy.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 45 million homes and added more than 205 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

The following is a listing of our significant milestones for the year ended December 31, 2013:

•

In February, we announced the launch of Zillow Digs™, a free app available exclusively for iPad® and as a Web service where home shoppers and homeowners can find visual inspiration and scope the estimated costs of remodeling projects.

•	In February, we announced the launch of Zillow Rentals on iPad®, our first dedicated rental app optimized for iPad.

•	In February, we announced the opening of a new office in San Francisco, California.

•	In June, we announced the launch of a new TV spot, “Long Distance,” as part of our first national TV advertising campaign, entitled “Find Your Way Home.”

•

In June, we announced the launch of Agentfolio®, which provides a unique collaboration and co-shopping platform via mobile and Web that streamlines communication and organization for agents and home buyers working together during a home search.

•	In August, Zillow hosted President Barack Obama during a virtual housing roundtable discussion.

•

In August, we completed the acquisition of StreetEasy, Inc., formerly known as NMD Interactive, Inc., d/b/a StreetEasy, (“StreetEasy”), which provides for-sale and for-rent listings and information about condos, co-ops, new developments and luxury real estate, primarily in the New York region. The acquisition aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of StreetEasy, Zillow expanded its audience and brand awareness by leveraging StreetEasy’s leadership among both consumers and real estate professionals in the New York region and, in particular, the New York for-sale and rentals market.

•

In August, we sold 3,253,522 shares of our Class A common stock, including 753,522 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 2,523,486 shares of our Class A common stock, at a price of $82.00 per share. We received net proceeds of $253.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

•	In August, we announced the opening of a new office in Lincoln, Nebraska.

•

In September, we announced the launch of a new schools search tool that allows home shoppers to search by boundaries and quality of schools – elementary through high school, public and private – in their desired area.

•	In September, we announced the launch of a new interface enhanced for iOS 7 and redesigned home shopping features for the Zillow Real Estate Apps for iPhone®, iPad® and iPod touch®.

•	In October, we announced that our Zillow Digs home remodeling app is available on iPhone® and iPod touch®.

•	In October, our Zillow Pro for Brokers program reached a milestone with more than 200 participating real estate brokerages.

•	In November, we launched Zillow Tech Connect, which allows brokers and agents to easily use Zillow with their current customer relationship management program.

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

We have experienced significant revenue growth over the past three years. In 2011, 2012 and 2013 we focused on growing our marketplace revenue, which accounted for the majority of our revenue growth over that period. The increase in marketplace revenue resulted primarily from growth in our Premier Agent program. Our Premier Agent program represents a significant source of more predictable subscription-based revenue that complements our display revenue, resulting in a more diversified revenue mix. As a greater proportion of our revenue has shifted to marketplace revenue with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

For the years ended December 31, 2013, 2012 and 2011, we generated revenue of $197.5 million, $116.9 million and $66.1 million, respectively, representing year-over-year growth of 69%, 77% and 117%, respectively. We believe achieving these levels of revenue growth was primarily the result of significant growth in the following areas:

•

Traffic to our owned and operated mobile applications and websites—indicated by the average number of monthly unique users for the three months ended December 31, 2013, 2012 and 2011 of 54.4 million, 34.5 million and 23.5 million, respectively, representing year-over-year growth of 57%, 47% and 86%, respectively;

•

Marketplace revenue—due primarily to growth in our Premier Agent program, for which we have generally experienced increases in the number of subscribers and in the average monthly revenue per subscriber. Increases in the average monthly revenue per subscriber were primarily driven by price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform; and

•	Display revenue—resulting from our traffic growth and the improved productivity of our sales force.

As noted above, we announced the launch of a new TV spot, “Long Distance,” as part of our national TV advertising campaign, entitled “Find Your Way Home,” in June 2013. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs like our “Find Your Way Home” TV advertising campaign. As such, we have invested in selective advertisements to consumers and professionals in various online and offline channels that have tested well for us. As compared with the prior year period, sales and marketing expenses increased by $59.8 million in 2013, primarily due to a $27.7 million increase in marketing and advertising expenses related to advertising spend to acquire shoppers across online and offline channels. We also incurred a $3.3 million increase in consulting costs to support our marketing and advertising spend.

As of December 31, 2013, we had 817 full-time employees, compared to 560 full-time employees as of December 31, 2012.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Beginning in October 2011, we have measured unique users with Google Analytics. Prior to October 2011, we measured monthly unique user metrics with Omniture analytical tools. We believe Google Analytics and Omniture result in materially consistent measurements of our monthly unique users. Beginning in June 2012, the reported monthly unique users reflect the effect of Zillow’s May 31, 2012 acquisition of RentJuice Corporation. Beginning in December 2012, the reported monthly unique users reflect the effect of Zillow’s December 14, 2012 acquisition of HotPads, Inc. Beginning in September 2013, the reported monthly unique users reflect the effect of Zillow’s August 26, 2013 acquisition of StreetEasy, Inc.

	Average Monthly Unique Users for the Three Months Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Unique Users	54,358	34,535	23,507	57%	47%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a subscription fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
Premier Agent Subscribers	48,314	29,473	15,799	64%	87%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes subscriptions sold to real estate agents under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders, as well as revenue generated by Mortech, a company we acquired in November 2012 that provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

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

From the launch of our Platinum Premier Agent subscription product until the end of the third quarter of 2012, we charged for this product based upon a percentage of the total Platinum Premier Agent views in the zip code rather than the number of impressions actually delivered on our buyer’s agent list. Thus, up until the end of the third quarter of 2012, Premier Agent subscription advertising revenue was primarily recognized on a straight-line basis during the contractual period over which the advertising was delivered. In the year ended December 31, 2012, we transitioned sales of our Platinum Premier Agent subscription product to charging based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent subscription product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent subscription product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

We charge a fixed subscription fee for our Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

In Zillow Mortgage Marketplace, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgage Marketplace are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users click for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user clicks on a mortgage advertisement or to obtain additional information about a mortgage loan quote.

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

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses. Cost of revenue also includes credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, and data center operations costs.

Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, as well as headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees.

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

General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for executive, finance, accounting, legal, human resources, recruiting and administrative support. General and administrative expenses also include legal, accounting and other third-party professional service fees and bad debt expense.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Income Taxes

We are subject to federal and state income taxes in the United States. During the years ended December 31, 2013, 2012 and 2011, we did not have taxable income. We have provided a full valuation allowance against our net deferred tax assets as of December 31, 2013 and 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, no related tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $236.5 million and state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013, which are available to reduce future taxable income.

We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$197,545	$116,850	$66,053
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	18,810	14,043	10,575
Sales and marketing (1)	108,891	49,105	25,725
Technology and development (1)	48,498	26,614	14,143
General and administrative (1)(3)	38,295	21,291	14,613

Total costs and expenses	214,494	111,053	65,056

Income (loss) from operations	(16,949)	5,797	997
Other income	385	142	105

Income (loss) before income taxes	(16,564)	5,939	1,102
Income tax benefit	4,111	—	—

Net income (loss)	$(12,453)	$5,939	$1,102

Net income (loss) attributable to common shareholders	$(12,453)	$5,939	$—
Net income (loss) per share attributable to common shareholders—basic	$(0.35)	$0.20	$—
Net income (loss) per share attributable to common shareholders—diluted	$(0.35)	$0.18	$—
Weighted-average shares outstanding—basic	36,029	30,194	19,815
Weighted-average shares outstanding—diluted	36,029	32,709	22,305

Other Financial Data:
Adjusted EBITDA (unaudited) (4)	$29,741	$25,181	$11,869
(1) Includes share-based compensation as follows:
Cost of revenue	$737	$380	$189
Sales and marketing	10,969	2,433	388
Technology and development	4,660	1,886	546
General and administrative	7,070	1,912	822

Total	$23,436	$6,611	$1,945

(2) Amortization of website development costs and intangible assets included in technology and development	$19,791	$11,179	$5,384
(3) General and administrative includes a facility exit charge as follows:	$—	$—	$1,737
(4)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Year Ended December 31,
	2013	2012	2011
Percentage of Revenue:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	10	12	16
Sales and marketing	55	42	39
Technology and development	25	23	21
General and administrative	19	18	22

Total costs and expenses	109	95	98
Income (loss) from operations	(9)	5	2
Other income	0	0	0

Income (loss) before income taxes	(8)	5	2
Income tax benefit	2	0	0

Net income (loss)	(6)%	5%	2%

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

•	Adjusted EBITDA does not reflect the impact of income taxes;

•	Adjusted EBITDA does not reflect certain facility exit charges; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(12,453)	$5,939	$1,102
Other income	(385)	(142)	(105)
Depreciation and amortization expense	23,254	12,773	7,190
Share-based compensation expense	23,436	6,611	1,945
Income tax benefit	(4,111)	—	—
Facility exit charge	—	—	1,737

Adjusted EBITDA (unaudited)	$29,741	$25,181	$11,869

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

	Year Ended December 31,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$132,396	$75,900	74%
Mortgages	21,812	10,770	103%

Total Marketplace revenue	154,208	86,670	78%
Display revenue	43,337	30,180	44%

Total revenue	$197,545	$116,850	69%

	Year Ended December 31,
	2013	2012
Percentage of Total Revenue:
Marketplace revenue:
Real estate	67%	65%
Mortgages	11%	9%

Total Marketplace revenue	78%	74%
Display revenue	22%	26%

Total revenue	100%	100%

Overall revenue increased by $80.7 million, or 69%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Marketplace revenue increased by 78%, and display revenue increased by 44%.

Marketplace revenue grew to $154.2 million for the year ended December 31, 2013 from $86.7 million for the year ended December 31, 2012, an increase of $67.5 million. Marketplace revenue represented 78% of total revenue for the year ended December 31, 2013 compared to 74% of total revenue for the year ended December 31, 2012. The increase in marketplace revenue was primarily attributable to the $56.5 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 48,314 as of December 31, 2013 from 29,473 as of December 31, 2012, representing growth of 64%.

Average monthly revenue per subscriber increased by less than 1% to $267 for the year ended December 31, 2013 from $266 for the year ended December 31, 2012. We calculate our average monthly revenue per subscriber by dividing the revenue generated by our Premier Agent subscription products in the period by the average number of Premier Agent subscribers in the period, divided again by the number of months in the period. The average number of Premier Agent subscribers is derived by calculating the average of the beginning and ending number of Premier Agent subscribers for the period. We believe the increase in average monthly revenue per subscriber was primarily driven by price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgage revenue, which increased by $11.0 million, or 103%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Approximately $5.7 million of the increase was the result of our November 2012 acquisition of Mortech. The remaining increase of $5.3 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 20.2 million mortgage loan requests submitted by consumers for the year ended December 31, 2013 compared to 11.8 million mortgage loan requests submitted by consumers for the year ended December 31, 2012, an increase of 71%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

Display revenue was $43.3 million for the year ended December 31, 2013 compared to $30.2 million for the year ended December 31, 2012, an increase of $13.2 million. Display revenue represented 22% of total revenue for the year ended December 31, 2013 compared to 26% of total revenue for the year ended December 31, 2012. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 54.4 million average monthly unique users for the three months ended December 31, 2013 from 34.5 million average monthly unique users for the three months ended December 31, 2012, representing growth of 57%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

Cost of revenue was $18.8 million for the year ended December 31, 2013 compared to $14.0 million for the year ended December 31, 2012, an increase of $4.8 million, or 34%. The increase in cost of revenue was attributable to increased credit card and ad serving fees of $1.8 million, increased headcount-related expenses of $1.6 million, including share-based compensation expense, driven by growth in headcount, a $2.0 million increase in data center operations and connectivity costs, a $1.2 million increase in various miscellaneous expenses, including royalties and other costs paid to third parties, partially offset by a $1.8 million decrease in revenue sharing costs. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

Sales and marketing expenses were $108.9 million for the year ended December 31, 2013 compared to $49.1 million for the year ended December 31, 2012, an increase of $59.8 million, or 122%. The increase in sales and marketing expenses was primarily due to a $27.7 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and an $8.5 million increase in share-based compensation expense. We also incurred a $3.3 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

For the year ended December 31, 2013, share-based compensation expense includes the impact of $7.1 million of expense related to the accelerated vesting of 218,071 unvested restricted stock units. In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow and a former employee, all unvested restricted stock units held by such employee became vested, such that the former employee received one share of Zillow’s Class A common stock for each outstanding restricted stock unit. The remaining increase in share-based compensation expense of $1.4 million was driven primarily by growth in the size of our sales team to promote our marketplace businesses.

In addition to the increases in marketing and advertising and share-based compensation expense, headcount-related expenses increased by $16.7 million, driven primarily by growth in the size of our sales team. We also incurred a $2.4 million increase in tradeshow and conference expenses, including related travel costs, and a $1.2 million increase in various miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

Technology and development expenses, which include research and development costs, were $48.5 million for the year ended December 31, 2013 compared to $26.6 million for the year ended December 31, 2012, an increase of $21.9 million, or 82%. Approximately $9.8 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $8.6 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The increase in technology and development expenses was also the result of a $1.7 million increase in depreciation expense and software costs, a $0.7 million increase in consulting costs, a $0.3 million increase in connectivity costs, and a $0.8 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $12.2 million and $6.9 million, respectively, for the years ended December 31, 2013 and 2012. Amortization expense included in technology and development for purchased data content intangible assets was $2.8 million and $2.2 million, respectively, for the years ended December 31, 2013 and 2012. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $4.8 million and $2.2 million, respectively, for the years ended December 31, 2013 and 2012. Other data content expense was $0.4 million for the years ended December 31, 2013 and 2012. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

General and administrative expenses were $38.3 million for the year ended December 31, 2013 compared to $21.3 million for the year ended December 31, 2012, an increase of $17.0 million, or 80%. The increase in general and administrative expenses was a result of a $9.3 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $2.2 million increase in building lease-related expenses including rent, utilities and insurance, a

$1.8 million increase in professional services fees, including legal and accounting, a $0.7 million increase in depreciation expense and software costs, a $0.7 million increase in bad debt expense, a $1.1 million increase in travel and meals expense, a $0.5 million increase in consulting costs, and a $0.7 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Income Taxes

We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. The increase in the income tax benefit was due to the deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

	Year Ended December 31,		2011 to 2012 % Change
	2012	2011
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$75,900	$36,749	107%
Mortgages	10,770	5,441	98%

Total Marketplace revenue	86,670	42,190	105%
Display revenue	30,180	23,863	26%

Total revenue	$116,850	$66,053	77%

	Year Ended December 31,
	2012	2011
Percentage of Total Revenue:
Marketplace revenue:
Real estate	65%	56%
Mortgages	9%	8%

Total Marketplace revenue	74%	64%
Display revenue	26%	36%

Total revenue	100%	100%

Overall revenue increased by $50.8 million, or 77%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Marketplace revenue increased by 105%, and display revenue increased by 26%.

Marketplace revenue grew to $86.7 million for the year ended December 31, 2012 from $42.2 million for the year ended December 31, 2011, an increase of $44.5 million. Marketplace revenue represented 74% of total revenue for the year ended December 31, 2012 compared to 64% of total revenue for the year ended December 31, 2011. The increase in marketplace revenue was primarily attributable to the $39.2 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 29,473 as of December 31, 2012 from 15,799 as of December 31, 2011, representing growth of 87%. Average monthly revenue per subscriber increased by 5% to $266 for the year ended December 31, 2012 from $254 for the year ended December 31, 2011. We believe the increase in average monthly revenue per subscriber was primarily driven by price increases supported by growth in our audience across our mobile and desktop platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgage revenue, which increased by $5.3 million, or 98%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in mortgage revenue was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 11.8 million mortgage loan requests submitted by consumers for the year ended December 31, 2012 compared to 5.5 million mortgage loan requests submitted by consumers for the year ended December 31, 2011, an increase of 114%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

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

Sales and Marketing

Sales and marketing expenses were $49.1 million for the year ended December 31, 2012 compared to $25.7 million for the year ended December 31, 2011, an increase of $23.4 million, or 91%. The increase was primarily due to a $10.8 million increase in headcount related expenses, including share-based compensation, driven by growth in the size of our sales team to promote our marketplace business, and an increase of $8.5 million in marketing and advertising expenses, primarily related to testing of advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $2.8 million increase in consulting costs to support our marketing and advertising spend, and we incurred a $1.2 million increase in tradeshow and conference expenses, including related travel costs.

Technology and Development

Technology and development expenses, which include research and development costs, were $26.6 million for the year ended December 31, 2012 compared to $14.1 million for the year ended December 31, 2011, an increase of $12.5 million, or 88%. Approximately $5.8 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. Amortization expense for the year ended December 31, 2012 also included $0.5 million of additional amortization expense recorded for a trademark intangible asset related to an acquisition based on a change in the estimated useful life of the intangible asset. Approximately $5.1 million of the increase related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives. The remaining increase of $1.6 million was primarily the result of additional consulting costs.

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

General and Administrative

General and administrative expenses were $21.3 million for the year ended December 31, 2012 compared to $14.6 million for the year ended December 31, 2011, an increase of $6.7 million, or 46%. The increase in general and administrative expenses was a result of an increase of $2.9 million in headcount related expenses, including share-based compensation, driven primarily by growth in headcount, a $1.2 million increase in professional services fees, including $0.7 million of acquisition-related costs incurred in connection with our acquisition of RentJuice, a $1.2 million increase in building lease-related expenses including rent, utilities and insurance, a $0.9 million increase in state and local taxes, a $0.7 million increase in travel and meals expense, a $0.6 million increase in bad debt expense, a $0.3 million increase in business and license fees, and a $0.7 million increase in various other miscellaneous expenses, including consulting costs. The increase in general and administrative expenses was partially offset by a decrease in expense of $1.4 million primarily related to a facility exit charge that was recorded during the year ended December 31, 2011, and a $0.4 million decrease related to the settlement of legal matters.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for each of the periods presented below. In the opinion of management, the data has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue	$58,348	$53,311	$46,920	$38,966	$34,337	$31,915	$27,765	$22,833
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	5,270	5,116	4,294	4,130	3,806	3,623	3,264	3,350
Sales and marketing (1)	24,978	31,195	32,924	19,794	14,519	14,118	12,153	8,315
Technology and development (1)	14,649	12,167	11,071	10,611	9,079	6,687	5,818	5,030
General and administrative (1)	10,727	10,357	8,978	8,233	6,422	5,192	5,232	4,445

Total costs and expenses	55,624	58,835	57,267	42,768	33,826	29,620	26,467	21,140

Income (loss) from operations	2,724	(5,524)	(10,347)	(3,802)	511	2,295	1,298	1,693
Other income	145	70	115	55	38	39	34	31

Income (loss) before income taxes	2,869	(5,454)	(10,232)	(3,747)	549	2,334	1,332	1,724
Income tax benefit (expense)	(154)	4,265	—	—	—	—	—	—

Net income (loss)	$2,715	$(1,189)	$(10,232)	$(3,747)	$549	$2,334	$1,332	$1,724

Net income (loss) per share—basic	$0.07	$(0.03)	$(0.30)	$(0.11)	$0.02	$0.08	$0.05	$0.06
Net income (loss) per share—diluted	$0.06	$(0.03)	$(0.30)	$(0.11)	$0.02	$0.07	$0.04	$0.06
Weighted-average shares outstanding—basic	39,050	36,667	34,553	33,770	33,408	30,040	28,946	28,348
Weighted-average shares outstanding—diluted	42,116	36,667	34,553	33,770	36,292	32,230	31,320	30,994
Other Financial Data:
Adjusted EBITDA (3)	$15,222	$4,121	$5,275	$5,123	$6,838	$7,624	$5,272	$5,447

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$213	$185	$176	$163	$109	$94	$92	$85
Sales and marketing	1,094	871	7,777	1,227	1,084	870	289	190
Technology and development	1,607	985	1,034	1,034	704	374	498	310
General and administrative	2,141	1,727	1,480	1,722	359	374	346	833

Total	$5,055	$3,768	$10,467	$4,146	$2,256	$1,712	$1,225	$1,418

(2) Amortization of website development costs and intangible assets included in technology and development	$5,999	$5,092	$4,492	$4,208	$3,603	$3,198	$2,374	$2,004

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$40,514	$35,136	$30,637	$26,109	$23,667	$21,002	$17,046	$14,185
Mortgages	5,347	5,742	5,814	4,909	3,171	2,614	2,577	2,408

Total Marketplace revenue	45,861	40,878	36,451	31,018	26,838	23,616	19,623	16,593
Display revenue	12,487	12,433	10,469	7,948	7,499	8,299	8,142	6,240

Total revenue	$58,348	$53,311	$46,920	$38,966	$34,337	$31,915	$27,765	$22,833

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Percentage of Revenue:
Marketplace revenue:
Real estate	69%	66%	65%	67%	69%	66%	61%	62%
Mortgages	9	11	12	13	9	8	9	11

Total Marketplace revenue	79	77	78	80	78	74	71	73
Display revenue	21	23	22	20	22	26	29	27

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Total revenue increased sequentially in all quarters presented. The strong increase in consumer adoption of our mobile applications and websites in the year ended December 31, 2013 was reflected in the significant growth in unique users year over year. The composition of revenue continues to shift from display revenue to marketplace revenue, as we continue to dedicate more of our advertising placements on search, map and home detail pages to our marketplace products, which provide consumers with services that are directly relevant to home-related searches. As a greater proportion of our revenue has shifted to marketplace revenue, with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

The following table presents our average monthly revenue per subscriber for the periods presented:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(unaudited)
Average Monthly Revenue per Subscriber	$271	$264	$266	$259	$267	$270	$263	$263

Average monthly revenue per subscriber decreased by 2% to $259 for the three months ended March 31, 2013 from $263 for the three months ended March 31, 2012. We believe the decrease in average monthly revenue per subscriber was primarily a result of accelerated growth in the number of Premier Agent subscribers in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as new Premier Agent subscribers typically buy additional inventory over time, and our current impression-based pricing allows new Premier Agents to purchase smaller allocations of inventory than under the historical pricing model, which was in effect until the end of the third quarter of 2012.

Average monthly revenue per subscriber increased by 1% to $266 for the three months ended June 30, 2013 from $263 for the three months ended June 30, 2012. We believe the increase in average monthly revenue per subscriber was primarily attributable to price increases supported by growth in our audience across our mobile and web platforms, as well as increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

Average monthly revenue per subscriber decreased 2% to $264 for the three months ended September 30, 2013 from $270 for the three months ended September 30, 2012. We believe the decrease in average monthly revenue per subscriber was primarily a result of accelerated growth in the number of Premier Agent subscribers in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as new Premier Agent subscribers typically buy additional inventory over time, and our current impression-based pricing allows new Premier Agents to purchase smaller allocations of inventory than under the historical pricing model, which was in effect until the end of the third quarter of 2012.

Average monthly revenue per subscriber increased 1% to $271 for the three months ended December 31, 2013 from $267 for the three months ended December 31, 2012. We believe the increase in average monthly revenue per subscriber was primarily attributable to increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this Annual Report on Form 10-K and how we use Adjusted EBITDA.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$2,715	$(1,189)	$(10,232)	$(3,747)	$549	$2,334	$1,332	$1,724
Other income	(145)	(70)	(115)	(55)	(38)	(39)	(34)	(31)
Depreciation and amortization expense	7,443	5,877	5,155	4,779	4,071	3,617	2,749	2,336
Share-based compensation expense	5,055	3,768	10,467	4,146	2,256	1,712	1,225	1,418
Income tax (benefit) expense	154	(4,265)	—	—	—	—	—	—

Adjusted EBITDA	$15,222	$4,121	$5,275	$5,123	$6,838	$7,624	$5,272	$5,447

Key Growth Drivers

The following tables set forth our key growth drivers for each of the periods presented below. Refer to “Key Growth Drivers—Unique Users” above in this Item 7 for information about how we measure unique users.

	Average for the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Unique Users	54,358	61,118	54,317	46,652	34,535	36,096	33,474	31,797

	Period Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Premier Agent Subscribers	48,314	44,749	38,807	34,030	29,473	26,703	22,696	18,616

Liquidity and Capital Resources

Prior to our initial public offering in July 2011, we funded our operations primarily from the issuance of common and preferred stock. Through 2007, we raised approximately $81.0 million through various offerings of our convertible preferred stock and approximately $5.9 million from the sale of our common stock.

In July 2011, we sold and issued 3,981,300 shares of our Class A common stock, including 519,300 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share, and we sold and issued 274,999 shares of our Class A common stock at a price of $20.00 per share in a private placement. As a result of the offerings, we received net proceeds of approximately $76.3 million, after deducting underwriting discounts and commissions of approximately $5.6 million and additional offering-related expenses of $3.3 million, for total expenses of $8.9 million. We used all of our net offering proceeds in a manner consistent with the description of our planned use of proceeds from our IPO as set forth in our final prospectus filed with the SEC pursuant to Rule 424(b).

In September 2012, we sold and issued 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. The nets proceeds for all shares sold by us in the public offering were approximately $156.7 million after deducting underwriting discounts and commissions of approximately $7.9 million and additional offering-related expenses of $0.7 million, for total expenses of $8.6 million. We received no proceeds from the sale of our Class A common stock by the selling shareholders. The net offering proceeds were invested into money market funds.

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

As of December 31, 2013 and 2012, we had cash, cash equivalents and investments of $437.7 million and $203.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and U.S. government agency securities. Investments as of December 31, 2013 and 2012 consisted of fixed income securities, which include U.S. government agency securities, commercial paper, and corporate notes and bonds. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. In September 2013, we terminated the loan and security agreement.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle, Washington offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In connection with the April 2013 amendment to the lease of our Seattle offices, we amended our standby letter of credit to increase the amount from approximately $1.7 million to approximately $2.0 million. The letter of credit is secured by our investments and is effective until 60 days after the expiration date of the lease.

In August 2013, we completed the acquisition of StreetEasy, a website that provides for-sale and for-rent listings and information about condos, co-ops, new developments and luxury real estate, primarily in the New York region. The total purchase price for the acquisition of StreetEasy was approximately $48.2 million. Based on the allocation of the purchase price in connection with our acquisition of StreetEasy, a substantial majority of the purchase price has been allocated to goodwill and intangible assets.

The following table presents selected cash flow data for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash Flow Data:
Cash flows provided by operating activities	$31,298	$35,612	$14,826
Cash flows used in investing activities	(251,827)	(97,672)	(58,383)
Cash flows provided by financing activities	272,249	164,174	79,205

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities of $31.3 million for the year ended December 31, 2013 was primarily driven by a net loss of $12.5 million, adjusted by share-based compensation expense of $23.4 million, depreciation and amortization expense of $23.3 million, a $4.1 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of StreetEasy, bad debt expense of $1.9 million and loss on disposal of property and equipment of $0.9 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $2.7 million.

Cash flows provided by operating activities of $35.6 million for the year ended December 31, 2012 was primarily driven by net income of $5.9 million, adjusted by depreciation and amortization expense of $12.8 million, share-based compensation expense of $6.6 million, bad debt expense of $1.2 million, and the change in deferred rent of approximately $5.5 million. Changes in operating assets and liabilities increased cash provided by operating activities for the year ended December 31, 2012 by $2.5 million.

Cash flows provided by operating activities of $14.8 million for the year ended December 31, 2011 was primarily driven by net income of $1.1 million, adjusted by depreciation and amortization expense of $7.2 million, a facility exit charge of $1.7 million, share-based compensation expense of $1.9 million and the change in deferred rent of approximately $1.2 million. Changes in operating assets and liabilities increased cash provided by operating activities for the year ended December 31, 2011 by $0.7 million.

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.

For the year ended December 31, 2013, net cash used in investing activities was $251.8 million. This was the result of $183.1 million of net purchases of investments, $42.7 million paid in connection with the acquisition of StreetEasy, and $26.0 million of purchases for property and equipment and intangible assets.

For the year ended December 31, 2012, net cash used in investing activities was $97.7 million. This was the result of $10.0 million of net purchases of investments, $20.1 million of purchases for property and equipment and intangible assets, and a total of $67.6 million, net of cash acquired, paid in connection with the acquisitions of RentJuice, Buyfolio, Mortech and HotPads.

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

Cash Flows Provided By Financing Activities

Our financing activities have primarily resulted from the exercise of employee stock options and proceeds from our public offerings.

For the year ended December 31, 2013, net cash provided by financing activities was approximately $272.2 million, which was primarily the result of $253.9 million in proceeds, net of offering costs, from our August 2013 public offering, and $18.4 million in proceeds from the issuance of Class A common stock from the exercise of stock options.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2013:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$58,171	$5,353	$14,373	$14,940	$23,505
Purchase obligations	13,613	4,546	8,250	817	—

Total	$71,784	$9,899	$22,623	$15,757	$23,505

We have various operating leases for office space and equipment. In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a second lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and December 2014, respectively, and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In September 2013, we entered into a lease amendment for our operating lease in Irvine, California, which increased the rentable area of the premises by 20,024 square feet, for which we are obligated to make escalating monthly lease payments beginning in February 2014 and continuing through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York. We also have purchase obligations for content related to our mobile applications and websites. We do not have any debt or capital lease obligations. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes subscriptions sold to real estate agents under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes advertising in Zillow Mortgage Marketplace sold to mortgage lenders on a cost-per-click, or CPC, basis. Mortgages revenue also includes revenue generated by Mortech, a company we acquired in November 2012 that provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered.

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

We charge customers for our Platinum Premier Agent subscription product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased. Our Platinum Premier Agent subscription product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent subscription product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, which is typically over a period of six or twelve months and then month-to-month thereafter.

We charge a fixed subscription fee for our Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

For Zillow Mortgage Marketplace, we recognize revenue when a user clicks on a mortgage advertisement to obtain additional information about a mortgage loan quote.

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

Allowance for Doubtful Accounts

We review our accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts. As of December 31, 2013, the allowance for doubtful accounts represented approximately 11% of total accounts receivable, or approximately $1.9 million. A change of 1% in our estimate would amount to approximately $0.2 million.

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

For our impairment assessment performed during the year ended December 31, 2013, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, and therefore, the first and second steps of the goodwill impairment test were unnecessary. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we considered macroeconomic conditions, industry and market considerations, cost factors, our overall financial performance, other relevant entity-specific events, potential events affecting our reporting unit, and changes in the market price of our common stock. The primary qualitative factors we considered in our analysis for the year ended December 31, 2013 were our overall financial performance, including our revenue growth and positive cash flows, and a market capitalization that is well in excess of the book value of our Class A common stock. We have not recognized any goodwill impairments since our inception.

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

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the awards’ vesting period. For restricted stock awards and restricted stock units, we use the market value of Zillow’s Class A common stock on the date of grant to determine the fair value of the award, and we recognize compensation expense on a straight-line basis over the awards’ vesting period.

Determining the fair value of option awards at the grant date requires judgment. If any of the assumptions used in the Black-Scholes-Merton model changes significantly, share-based compensation expense for future option awards may differ materially compared with the awards granted previously. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates.

Risk-free interest rate. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date.

Expected dividend yields. Expected dividend yields are based on our historical dividend payments, which have been zero to date.

Volatility. The expected volatility for our Class A common stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market (primarily the financial and real estate services industries) representing the verticals in which we operate.

Expected term. We estimate the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since, due to the limited period of time our share-based awards have been exercisable, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The term of the award is estimated using the simplified method as the awards granted are plain vanilla share options.

Forfeiture rate. We record share-based compensation expense net of estimated forfeitures. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our share-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our Class A common stock, we may have refinements to the estimates of our expected volatility, expected terms and forfeiture rates, which could materially impact our future share-based compensation expense. In future periods, we expect our share-based compensation expense to increase as a result of our existing, unrecognized share-based compensation that will be recognized as the awards vest, and as we grant additional share-based awards to attract and retain employees.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance provides that a liability related to an unrecognized tax benefit must be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We expect to adopt this guidance on January 1, 2014. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations or cash flows, as we have provided a full valuation allowance against our net deferred tax assets.

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. An entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012, with earlier adoption permitted, and must be applied prospectively. We adopted this guidance on January 1, 2013. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows, as we do not have any items of other comprehensive income in any period presented.

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

Interest Rate Risk

We do not have any long-term borrowings as of December 31, 2013 or 2012.

Under our current investment policy, we invest our excess cash in money market funds, U.S. government agency securities, commercial paper, and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow, Inc.

We have audited the accompanying balance sheets of Zillow, Inc. as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zillow, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zillow, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 18, 2014

ZILLOW, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$201,760	$150,040
Short-term investments	93,531	44,054
Accounts receivable, net of allowance for doubtful accounts of $1,850 and $965 at December 31, 2013 and 2012, respectively	15,234	8,655
Prepaid expenses and other current assets	4,987	2,652

Total current assets	315,512	205,401
Long-term investments	142,435	9,389
Property and equipment, net	27,408	16,948
Goodwill	93,213	54,284
Intangible assets, net	29,149	21,248
Other assets	346	279

Total assets	$608,063	$307,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,724	$3,158
Accrued expenses and other current liabilities	11,377	6,318
Accrued compensation and benefits	4,440	2,514
Deferred revenue	12,298	8,349
Deferred rent, current portion	546	401

Total current liabilities	33,385	20,740
Deferred rent, net of current portion	6,882	6,492
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of December 31, 2013 and 2012; no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2013 and 2012; 32,934,074 and 26,414,414 shares issued and outstanding as of December 31, 2013 and 2012, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2013 and 2012; 6,468,892 and 7,462,526 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	651,913	351,981
Accumulated deficit	(84,121)	(71,668)

Total shareholders’ equity	567,796	280,317

Total liabilities and shareholders’ equity	$608,063	$307,549

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$197,545	$116,850	$66,053
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	18,810	14,043	10,575
Sales and marketing	108,891	49,105	25,725
Technology and development	48,498	26,614	14,143
General and administrative (2)	38,295	21,291	14,613

Total costs and expenses	214,494	111,053	65,056

Income (loss) from operations	(16,949)	5,797	997
Other income	385	142	105

Income (loss) before income taxes	(16,564)	5,939	1,102
Income tax benefit	4,111	—	—

Net income (loss)	$(12,453)	$5,939	$1,102

Net income (loss) attributable to common shareholders	$(12,453)	$5,939	$—
Net income (loss) per share attributable to common shareholders—basic	$(0.35)	$0.20	$—
Net income (loss) per share attributable to common shareholders—diluted	$(0.35)	$0.18	$—
Weighted-average shares outstanding—basic	36,029	30,194	19,815
Weighted-average shares outstanding—diluted	36,029	32,709	22,305

(1) Amortization of website development costs and intangible assets included in technology and development	$19,791	$11,179	$5,384
(2) General and administrative includes a facility exit charge as follows:	$—	$—	$1,737

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock						Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	17,931,034	$2	6,933,103	$1	6,489,660	$1	1,290,602	$—	9,528,313	$1	2,305,980	$—	$96,152	$(78,709)	$17,448
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	1,169,121	—	—	—	—	—	2,917	—	2,917
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,545	—	2,545
Class A common stock issued in connection with an acquisition	—	—	—	—	—	—	207,100	—	—	—	—	—	910	—	910
Conversion of convertible preferred stock to Class A common stock in connection with initial public offering	(17,931,034)	(2)	(6,933,103)	(1)	(6,489,660)	(1)	9,276,190	1	—	—	—	—	3	—	—
Conversion of Class C common stock to Class A common stock in connection with initial public offering	—	—	—	—	—	—	2,305,980	—	—	—	(2,305,980)	—	—	—	—
Issuance of Class A common stock in connection with initial public offering, net of issuance costs of $8,835	—	—	—	—	—	—	3,981,300	1	—	—	—	—	70,790	—	70,791
Issuance of Class A common stock in concurrent private placement in connection with initial public offering	—	—	—	—	—	—	274,999	—					5,500	—	5,500
Issuance of restricted shares of Class A common stock	—	—	—	—	—	—	75,000	—	—	—	—	—	—	—	—
Net income and total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,102	1,102

	Convertible Preferred Stock						Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	—	—	—	—	—	18,580,292	2	9,528,313	1	—	—	178,817	(77,607)	101,213
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	1,624,304	—	—	—	—	—	7,448	—	7,448
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,990	—	8,990
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	2,065,787	—	(2,065,787)	—	—	—	—	—	—
Issuance of Class A common stock in connection with public offering, net of issuance costs of $8,601	—	—	—	—	—	—	3,844,818	1	—	—	—	—	156,726	—	156,727
Issuance of restricted shares of Class A common stock	—	—	—	—	—	—	299,213	—	—	—	—	—	—	—	—
Net income and total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	5,939	5,939

Balance at December 31, 2012	—	—	—	—	—	—	26,414,414	3	7,462,526	1	—	—	351,981	(71,668)	280,317
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	—	—	2,025,660	—	—	—	—	—	18,350	—	18,350
Fair value of stock options assumed in connection with an acquisition	—	—	—	—	—	—	—	—	—	—	—	—	430	—	430
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	27,253	—	27,253
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	993,634	—	(993,634)	—	—	—	—	—	—
Issuance of restricted shares of Class A common stock	—	—	—	—	—	—	252,114	—	—	—	—	—	—	—	—
Cancellation of restricted shares of Class A common stock	—	—	—	—	—	—	(5,270)	—	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with public offering, net of issuance costs of $12,900	—	—	—	—	—	—	3,253,522	—	—	—	—	—	253,899	—	253,899
Net loss and total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,453)	(12,453)

Balance at December 31, 2013	—	$—	—	$—	—	$—	32,934,074	$3	6,468,892	$1	—	$—	$651,913	$(84,121)	$567,796

See accompanying notes to financial statements.

ZILLOW, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$(12,453)	$5,939	$1,102
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,254	12,773	7,190
Facility exit charge	—	—	1,737
Share-based compensation expense	23,436	6,611	1,945
Release of valuation allowance on certain deferred tax assets	(4,111)	—	—
Loss on disposal of property and equipment	910	353	157
Bad debt expense	1,907	1,227	594
Deferred rent	400	5,469	1,243
Amortization of bond premium	624	751	181
Changes in operating assets and liabilities:
Accounts receivable	(7,571)	(3,458)	(2,208)
Prepaid expenses and other assets	(1,543)	650	(2,882)
Accounts payable	1,497	991	916
Accrued expenses	1,038	1,776	2,460
Deferred revenue	3,910	2,530	2,391

Net cash provided by operating activities	31,298	35,612	14,826
Investing activities
Proceeds from investment maturities	53,000	28,434	4,750
Purchases of investments	(236,147)	(38,397)	(47,772)
Purchases of property and equipment	(22,047)	(15,991)	(7,686)
Purchases of intangible assets	(3,925)	(4,073)	(1,135)
Acquisitions, net of cash acquired of $0 in 2013, $2,879 in 2012 and $0 in 2011	(42,708)	(67,645)	(6,540)

Net cash used in investing activities	(251,827)	(97,672)	(58,383)
Financing activities
Proceeds from exercise of Class A common stock options	18,350	7,448	2,917
Proceeds from public offering, net of offering costs	253,899	156,726	70,788
Proceeds from concurrent private placement	—	—	5,500

Net cash provided by financing activities	272,249	164,174	79,205
Net increase in cash and cash equivalents during period	51,720	102,114	35,648
Cash and cash equivalents at beginning of period	150,040	47,926	12,278

Cash and cash equivalents at end of period	$201,760	$150,040	$47,926

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$3,817	$2,379	$600
Class A common stock issued in connection with an acquisition	$—	$—	$910
Write-off of fully depreciated property and equipment	$3,697	$2,986	$2,133

See accompanying notes to financial statements.

ZILLOW, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Zillow, Inc. (the “Company,” “we,” “us” and “our”) was incorporated as a Washington corporation effective December 13, 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads and StreetEasy. Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling.

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

Prior Period Adjustments

The balance sheet as of December 31, 2012 has been revised to correct an immaterial error in the presentation of property and equipment, net and current and noncurrent deferred rent, which were understated by equal amounts of $3.3 million, related to leasehold improvements made that were funded by landlord allowances.

The statement of cash flows for the year ended December 31, 2012 has been revised to correct the immaterial error in net cash provided by operating activities and net cash used in investing activities, which were understated by equal amounts of $3.3 million.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts receivable. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of our investments.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Computer equipment	3 years
Purchased software	3 years
Office equipment, furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of expected useful life or lease term

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

Deferred Rent

For our operating leases, we recognize rent expense on a straight-line basis over the terms of the leases and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Landlord-funded leasehold improvements are also recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the non-cancelable term of the related operating lease.

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

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes subscriptions sold to real estate agents under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes Zillow Mortgage Marketplace advertising sold to mortgage lenders on a cost-per-click, or CPC, basis. Mortgages revenue also includes revenue generated by Mortech, a company we acquired in November 2012 that provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered.

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

We charge customers for our Platinum Premier Agent subscription product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased. Our Platinum Premier Agent subscription product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent subscription product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, which is typically over a period of six or twelve months and then month-to-month thereafter.

We charge a fixed subscription fee for our Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

In Zillow Mortgage Marketplace, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgage Marketplace are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users click for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user clicks on a mortgage advertisement to obtain additional information about a mortgage loan quote.

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

There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2013, 2012 or 2011.

Cost of Revenue

Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation and bonuses. Cost of revenue also includes credit card fees, ad serving costs paid to third parties, revenue sharing costs related to our commercial business relationships, and data center operations costs.

Research and Development

Research and development costs are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, expenses attributable to research and development for our business totaled $41.7 million, $22.0 million and $10.7 million, respectively. Research and development costs are recorded in technology and development expenses.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for stock options. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. The expected volatility for our Class A common stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market representing the verticals in which we operate. We estimate the weighted-average expected life of the options as the average of the vesting option schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla share options. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of stock options that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock awards and restricted stock units, we determine the fair value of the award based on the market value of our Class A common stock at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, expenses attributable to advertising totaled $38.7 million, $11.1 million and $4.0 million, respectively. Advertising costs are recorded in sales and marketing expenses.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance provides that a liability related to an unrecognized tax benefit must be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We expect to adopt this guidance on January 1, 2014. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations or cash flows, as we have provided a full valuation allowance against our net deferred tax assets.

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. An entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012, with earlier adoption permitted, and must be applied prospectively. We adopted this guidance on January 1, 2013. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows, as we do not have any items of other comprehensive income in any period presented.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents—Cash equivalents are comprised of highly liquid investments with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.

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

Of the short-term investments and long-term investments on hand as of December 31, 2013, 39.6% mature in 2014 and the remaining 60.4% mature in 2015.

The following tables present the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	December 31, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$184,941	$184,941	$—
U.S government agency securities	3,306	3,306	—
Short-term investments:
U.S government agency securities	78,448	78,448	—
Commercial paper	3,998	—	3,998
Corporate notes and bonds	11,085	—	11,085
Long-term investments:
U.S government agency securities	112,623	112,623	—
Corporate notes and bonds	29,812	—	29,812

Total	$424,213	$379,318	$44,895

	December 31, 2012
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$143,246	$143,246	$—
Short-term investments:
U.S government agency securities	26,085	26,085	—
Commercial paper	16,965	—	16,965
Corporate notes and bonds	1,004	—	1,004
Long-term investments:
U.S government agency securities	7,079	7,079	—
Corporate notes and bonds	2,310	—	2,310

Total	$196,689	$176,410	$20,279

We did not have any Level 3 assets measured at fair value on a recurring basis as of December 31, 2013 or 2012. There were no liabilities measured at fair value on a recurring basis as of December 31, 2013 or 2012.

Note 4. Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2013	2012
Accounts receivable	$13,793	$9,503
Unbilled accounts receivable	3,291	117
Less: allowance for doubtful accounts	(1,850)	(965)

Accounts receivable, net	$15,234	$8,655

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$965	$683	$501
Additions charged to expense	1,907	1,227	594
Less: write-offs, net of recoveries and other adjustments	(1,022)	(945)	(412)

Balance, end of period	$1,850	$965	$683

Note 5. Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2013	2012
Website development costs	$50,408	$33,448
Computer equipment	8,238	8,380
Leasehold improvements	7,320	4,145
Software	1,807	1,209
Construction-in-progress	3,289	3,093
Office equipment, furniture and fixtures	3,661	2,186

Property and equipment	74,723	52,461
Less: accumulated amortization and depreciation	(47,315)	(35,513)

Property and equipment, net	$27,408	$16,948

We recorded amortization and depreciation expense related to property and equipment other than website development costs of $3.5 million, $1.6 million and $1.8 million, respectively, during the years ended December 31, 2013, 2012 and 2011.

We capitalized $17.3 million, $11.5 million and $5.5 million, respectively, in website development costs during the years ended December 31, 2013, 2012 and 2011. Amortization expense for website development costs included in technology and development expenses was $12.2 million, $6.9 million and $4.1 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6. Acquisitions

StreetEasy, Inc.

On August 26, 2013, through our wholly owned subsidiary, Strawberry Acquisition, Inc., a Delaware corporation (“Merger Sub”), we consummated our acquisition of StreetEasy, Inc., formerly known as NMD Interactive, Inc., d/b/a StreetEasy, a Delaware corporation (“StreetEasy”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zillow, StreetEasy, Merger Sub and Shareholder Representative Services LLC, acting as the stockholder representative, dated August 16, 2013. Under the terms and subject to the conditions of the Merger Agreement, Merger Sub merged with and into StreetEasy with StreetEasy remaining as the surviving company and a wholly owned subsidiary of Zillow (the “Merger”). On December 30, 2013, StreetEasy was merged with and into the Company, with the Company remaining as the surviving entity. The acquisition aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of StreetEasy, we expanded our audience and brand awareness by leveraging StreetEasy’s leadership among both consumers and professionals in the New York region and, in particular, the New York for-sale and rentals market.

The total Merger consideration payable to StreetEasy equity holders was approximately $50 million in cash, less certain transaction expenses and as adjusted at closing based on StreetEasy’s net working capital, cash and debt. All vested options to purchase shares of StreetEasy’s common stock were cancelled and, in settlement of such cancellation, the holders of such options became entitled to receive cash payments representing a portion of the Merger consideration as described in the Merger Agreement. A portion of the Merger consideration has been attributed to the substitution of unvested stock options of StreetEasy outstanding as of the closing for stock options to purchase shares of our Class A common stock at an exchange ratio implied by the Merger consideration as described in the Merger Agreement. In connection with the closing, $5 million of the Merger consideration otherwise payable to StreetEasy stockholders and holders of vested stock options has been deposited in a third-party escrow account to secure certain indemnification obligations of those equity holders. As of December 31, 2013, accrued expenses and other current liabilities includes $5.5 million payable to certain equity holders of StreetEasy who have not yet claimed their Merger consideration in connection with the acquisition, and prepaid expenses and other current assets includes $0.5 million related to an adjustment to StreetEasy’s net working capital.

Our acquisition of StreetEasy has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of August 26, 2013. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The purchase price was approximately $48.2 million, as summarized in the following table (in thousands):

Cash payable for the outstanding stock of StreetEasy	$42,821
Cash payable for the cancellation of vested options to purchase shares of StreetEasy’s common stock	2,989
Certain transaction expenses and other costs incurred by StreetEasy	1,924
Substituted unvested stock options attributable to pre-combination service	430

Total purchase price	$48,164

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

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Accounts receivable	$917
Prepaid expenses and other current assets	191
Property and equipment	1,138
Other identifiable tangible assets	144

Total tangible assets	2,390

Accounts payable	(72)
Accrued expenses and other current liabilities	(175)
Accrued compensation and benefits	(223)
Other identifiable liabilities	(174)
Net deferred tax liability	(4,111)

Total liabilities	(4,755)

Net acquired liabilities	(2,365)

Identifiable intangible assets	11,600
Goodwill	38,929

Total purchase price allocation	$48,164

Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of goodwill recorded in connection with the acquisition, which may be impacted by an adjustment in StreetEasy’s acquisition date working capital.

Acquisition-related expenses incurred of $0.4 million for the year ended December 31, 2013, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred, and are included in general and administrative expenses.

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

The following table presents the unaudited pro forma condensed combined financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Revenue	$202,086	$122,547
Net income (loss)	$(14,121)	$4,940
Net income (loss) per share—basic	$(0.39)	$0.16
Net income (loss) per share—diluted	$(0.39)	$0.15

Note 7. Goodwill

The following table presents the change in goodwill from December 31, 2012 through December 31, 2013 (in thousands):

Balance as of December 31, 2012	$54,284
Goodwill recorded in connection with the acquisition of StreetEasy	38,929

Balance as of December 31, 2013	$93,213

The goodwill recorded in connection with the acquisition of StreetEasy is not deductible for tax purposes.

Note 8. Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	December 31, 2013
	Cost	Accumulated Amortization	Net
Purchased content	$12,968	$(8,846)	$4,122
Developed technology	18,835	(4,417)	14,418
Customer relationships	9,775	(1,799)	7,976
Trademarks	3,261	(628)	2,633

Total	$44,839	$(15,690)	$29,149

	December 31, 2012
	Cost	Accumulated Amortization	Net
Purchased content	$9,044	$(6,015)	$3,029
Developed technology	14,335	(1,534)	12,801
Customer relationships	4,875	(387)	4,488
Trademarks	1,061	(131)	930

Total	$29,315	$(8,067)	$21,248

Amortization expense recorded for intangible assets for the years ended December 31, 2013, 2012 and 2011 was $7.6 million, $4.3 million and $1.3 million, respectively, and these amounts are included in technology and development expenses. The remaining weighted-average amortization period for all intangible assets as of December 31, 2013 and 2012 was approximately 4.5 years and 4.9 years, respectively.

Estimated future amortization expense for intangible assets, including amortization related to future commitments, as of December 31, 2013 is as follows (in thousands):

2014	$10,341
2015	10,074
2016	9,074
2017	7,343
2018	4,935
All future years	1,261

Total	$43,028

Note 9. Income Taxes

We are subject to federal and state income taxes in the United States. For the years ended December 31, 2013, 2012 and 2011, we did not have reportable taxable income and, therefore, no related tax liability or expense has been recorded in the financial statements. We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

The following table summarizes the components of our income tax benefit for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal	$3,783	$—	$—
State	328	—	—

Deferred income tax benefit	$4,111	$—	$—

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Tax expense at federal statutory rate	(34.0%)	34.0%	34.0%
State income taxes, net of federal tax benefit	(5.8%)	0.0%	0.0%
Nondeductible expenses	3.1%	9.2%	10.0%
Share-based compensation	0.2%	3.5%	37.1%
Research and development credits	(23.3%)	0.0%	(32.6%)
Valuation allowance	35.0%	(46.7%)	(48.5%)

Effective tax rate	(24.8%)	0.0%	0.0%

Deferred federal income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carryforwards	$24,152	$19,899
Share-based compensation	4,467	2,712
Goodwill	1,776	591
Start-up and organizational costs	491	554
Research and development credits	5,123	1,255
Accruals and reserves	901	792
Other	3,415	1,606

Total deferred tax assets	40,325	27,409
Deferred tax liabilities:
Website and software development costs	(4,927)	(2,934)
Intangibles	(6,519)	(3,037)
Depreciation and amortization	(1,579)	(67)

Net deferred tax assets before valuation allowance	27,300	21,371
Less: valuation allowance	(27,300)	(21,371)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2013 and 2012 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $5.9 million during the year ended December 31, 2013 and decreased by $3.6 million during the year ended December 31, 2012.

We have accumulated federal tax losses of approximately $236.5 million and $115.7 million as of December 31, 2013 and 2012, respectively, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013. As of December 31, 2013, approximately $167.9 million of our net operating loss carryforwards relate to tax deductible share-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to share-based compensation, the resulting tax benefits will be recorded to shareholders’ equity rather than to the statement of operations. Additionally, we have research and development credit carryforwards of $5.1 million and $1.3 million, respectively, as of December 31, 2013 and 2012, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards.

We are currently not under audit in any tax jurisdiction. Tax years from 2010 through 2013 are currently open for audit by federal and state taxing authorities.

Changes for unrecognized tax benefits for the periods presented are as follows (in thousands):

Balance at January 1, 2011	$866
Gross increases—current-period tax positions	359

Balance at December 31, 2011	$1,225

Gross increases—prior-period tax positions	30

Balance at December 31, 2012	$1,255

Gross increases—prior and current-period tax positions	3,868

Balance at December 31, 2013	$5,123

We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Note 10. Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2013 or 2012.

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

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the year ended December 31, 2013, 993,634 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

In September 2012, we sold 3,844,818 shares of our Class A common stock, including 419,818 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 575,000 shares of our Class A common stock, at a price of $43.00 per share. We received net proceeds of $156.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

In August 2013, we sold 3,253,522 shares of our Class A common stock, including 753,522 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 2,523,486 shares of our Class A common stock, at a price of $82.00 per share. We received net proceeds of $253.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

The following shares of Class A common stock have been reserved for future issuance as of the dates presented:

	December 31, 2013	December 31, 2012
Class A common stock options outstanding	5,156,706	5,462,672
Class A common stock available for grant under equity plan	1,513,264	306,535
Restricted stock units outstanding	121,123	296,004
Shares issuable upon conversion of outstanding Class B common stock	6,468,892	7,462,526

Total	13,259,985	13,527,737

Note 11. Share-Based Awards

On July 19, 2011, our 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and replaced our 2005 Equity Incentive Plan. The 2011 Plan was subsequently amended and restated effective as of June 1, 2012, to, among other things, increase the total number of authorized shares and include the material terms of performance goals for performance-based awards. The 2011 Plan was further amended effective as of May 31, 2013 to increase the number of authorized shares of Class A common stock available for awards under the 2011 Plan by 1,500,000 shares. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock or restricted stock units, to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Stock Options

All stock options granted from inception through December 31, 2013 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain options granted to the Company’s chief executive officer in December 2012 and January 2013 (the “Executive Awards”).

The following table summarizes stock option activity for the year ended December 31, 2013:

	Shares Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	321,678	5,462,672	$14.48	4.88	$78,912,364
Authorized increase in plan shares	2,887,064	—	—
Granted	(1,984,157)	2,009,542	43.87
Exercised	—	(2,026,829)	9.03
Forfeited or cancelled	288,679	(288,679)	31.93

Outstanding at December 31, 2013	1,513,264	5,156,706	27.09	5.43	283,008,505
Vested and exercisable at December 31, 2013		1,575,015	12.02	3.93	109,787,836

The shares available for grant identified in the above table exclude stock option awards for an aggregate of 25,385 shares, which stock option awards were granted in substitution of stock option awards previously granted by StreetEasy. Pursuant to the terms of the 2011 Plan, such substituted stock option awards do not reduce the number of shares available for future issuance under the 2011 Plan. As of December 31, 2013, the numbers above do not include 96,792 shares of restricted stock and 121,123 restricted stock units granted pursuant to our 2011 Plan.

As of December 31, 2013, there was a total of $42.3 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $114.4 million, $49.7 million and $11.3 million, respectively.

The fair value of options granted, excluding Nonemployee Director Awards and the Executive Awards, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	50% – 54%	49% – 52%	49% – 52%
Expected dividend yields	—	—	—
Average risk-free interest rate	0.70% – 1.27%	0.53% – 0.76%	0.79% – 1.87%
Weighted-average expected life	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$21.26	$13.79	$4.66

In March 2013, stock options for an aggregate of 30,690 shares of our Class A common stock were granted as Nonemployee Director Awards, which are fully vested and exercisable on the grant date. The fair value of options granted for the March 2013 Nonemployee Director Awards, $16.29 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.36%, and a weighted-average expected life of 3.5 years. During the year ended December 31, 2013, share-based compensation expense recognized in our statement of operations related to the March 2013 Nonemployee Director Awards was $0.5 million, and is included in general and administrative expenses.

On January 24, 2013, an option for 500,000 shares of our Class A common stock was granted to the Company’s chief executive officer as an Executive Award. One-eighth of the total number of shares subject to the option will vest and become exercisable on the three-year anniversary of the grant date. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the grant date.

One-eighth of the total number of shares subject to the option will vest and become exercisable on the four-year anniversary of the grant date. An additional 1/96th of the total number of shares subject to the option will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the grant date. The option has a ten-year term. The fair value of the option, $19.00 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.70% and a weighted-average expected life of 7.3 years.

The fair value of stock options vested for the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $0.8 million and $1.0 million, respectively.

The following table summarizes information about options outstanding and vested and exercisable stock options as of December 31, 2013:

	Options Outstanding			Options Vested and Exercisable
Exercise Price or Range	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08 – $3.85	839,063	3.24	$3.43	706,969	$3.47
$3.89 – $5.98	683,918	4.15	3.89	341,559	3.89
$6.32 – $29.50	830,733	5.58	25.38	173,466	20.26
$29.69 – $30.46	527,311	5.07	30.40	177,099	30.38
$30.60 – $36.30	284,158	5.15	32.12	112,581	31.41
$36.36	1,393,635	7.14	36.36	2,013	36.36
$36.72 – $89.09	518,204	6.24	57.18	61,328	42.52
$90.05 – $96.24	65,328	6.59	94.84	—	—
$96.25	13,756	6.69	96.25	—	—
$99.09	600	6.67	99.09	—	—

Total	5,156,706	5.43	27.09	1,575,015	12.02

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2013:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	340,103	$30.37
Granted	3,673	44.66
Vested	(108,379)	30.94
Forfeited or cancelled	(5,270)	25.92

Unvested outstanding at December 31, 2013	230,127	30.43

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2013, 2012 and 2011 was $3.4 million, $1.0 million and $0, respectively.

The fair value of the outstanding restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of December 31, 2013, there was $6.9 million of total unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2013:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	295,737	$38.76
Granted	97,804	81.12
Vested	(253,384)	42.53
Forfeited or cancelled	(19,034)	59.26

Unvested outstanding at December 31, 2013	121,123	64.07

In April 2013, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow and a former employee, 218,071 unvested restricted stock units held by such employee became vested, such that the former employee received one share of Zillow’s Class A common stock for each outstanding restricted stock unit. As a result of the accelerated vesting of the restricted stock units, we recognized approximately $7.1 million of share-based compensation expense during the year ended December 31, 2013, which is included within sales and marketing expense.

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

In connection with our acquisition of StreetEasy, in October 2013 we granted restricted stock units for an aggregate 54,929 shares of our Class A common stock to certain former employees of StreetEasy who accepted employment with Zillow. The grant date fair value of the restricted stock units is approximately $4.4 million. In general, each restricted stock unit award will vest in substantially equal installments on each one-month anniversary of the vesting commencement date over a four-year period, subject to the recipient’s continued employment with or service to Zillow.

The total fair value of vested restricted stock units was $10.8 million, $0 million and $0 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of December 31, 2013, there was $7.8 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.78 years.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$737	$380	$189
Sales and marketing	10,969	2,433	388
Technology and development	4,660	1,886	546
General and administrative	7,070	1,912	822

	$23,436	$6,611	$1,945

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

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income (loss) per share attributable to common shareholders because they had a dilutive impact (in thousands):

	Year Ended December 31,
	2013	2012	2011
Class A common stock issuable upon the exercise of stock options	—	2,469	2,490
Class A common stock underlying unvested restricted stock awards and restricted stock units	—	46	—

Total Class A common stock equivalents	—	2,515	2,490

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Class A common stock issuable upon the exercise of stock options	3,179	—	—
Class A common stock underlying unvested restricted stock awards	171	—	—

Total Class A common stock equivalents	3,350	—	—

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

Note 13. Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a second lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and December 2014, respectively, and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In September 2013, we entered into a lease amendment for our operating lease in Irvine, California, which increased the rentable area of the premises by 20,024 square feet, for which we are obligated to make escalating monthly lease payments beginning in February 2014 and continuing through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

Future minimum payments for all operating leases as of December 31, 2013 are as follows (in thousands):

2014	$5,353
2015	7,005
2016	7,368
2017	7,446
2018	7,494
All future years	23,505

Total future minimum lease payments	$58,171

Rent expense for the years ended December 31, 2013, 2012 and 2011, was $4.1 million, $2.6 million and $2.1 million, respectively.

Purchase Commitments

As of December 31, 2013, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $13.6 million. The amount due for this content as of December 31, 2013 is as follows (in thousands):

2014	$4,546
2015	4,650
2016	3,600
2017	817
2018 and all future years	—

Total future purchase commitments	$13,613

Line of Credit and Letters of Credit

During March 2011, we entered into a loan and security agreement with a financial institution to establish a line of credit of $4.0 million. In April 2012, we amended our loan and security agreement to increase our line of credit from $4.0 million to $25.0 million. In September 2013, we terminated the loan and security agreement.

In March 2011, we executed a standby letter of credit of $1.5 million in connection with the lease of our Seattle, Washington offices, and in July 2012, we amended the standby letter of credit to increase the amount to approximately $1.7 million. In connection with the April 2013 amendment to the lease of our Seattle, Washington offices, we amended our standby letter of credit to increase the amount from approximately $1.7 million to approximately $2.0 million. The letter of credit is secured by our investments and is effective until 60 days after the expiration date of the lease.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint seeks, among other things, a judgment that we have infringed certain patents held by Smarter Agent, an injunctive order against the alleged infringing activities and an award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On August 26, 2013, we acquired StreetEasy, including the Smarter Agent complaint against StreetEasy. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint against HotPads. We have not recorded an accrual related to these complaints as of December 31, 2013 or 2012, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint seeks, among other things, a judgment that we have infringed certain patents held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. We have denied the allegations and asserted counterclaims seeking declarations that we are not infringing the patents and that the patents are unenforceable and invalid. The LendingTree matter currently is subject to a trial by jury that began on February 10, 2014. We have not recorded an accrual related to this complaint as of December 31, 2013 or 2012, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In November 2012, a securities class action lawsuit was filed against us and certain of our executive officers seeking unspecified damages in the U.S. District Court for the Western District of Washington at Seattle. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. A consolidated amended complaint was filed in June 2013. In general, the complaint alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. That motion to dismiss is pending. We intend to deny the allegations of any wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of December 31, 2013 or 2012, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In January 2013, a shareholder derivative lawsuit was filed against certain of our executive officers and directors seeking unspecified damages on behalf of Zillow in the U.S. District Court for the Western District of Washington at Seattle. In general, the complaint alleged, among other things, that the defendants breached their fiduciary obligations owed to Zillow, and that as a result of the breach of such fiduciary duties, Zillow wasted corporate assets defending itself in the securities class action lawsuit described above, and that defendants were unjustly enriched by selling shares of our common stock on the basis of knowledge of adverse trends before such information was publicly disclosed. The shareholder derivative lawsuit was dismissed without prejudice on September 26, 2013, and we therefore have not recorded an accrual related to this lawsuit as of December 31, 2013 or 2012.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Marketplace revenue:
Real estate	$132,396	$75,900	$36,749
Mortgages	21,812	10,770	5,441

Total Marketplace revenue	154,208	86,670	42,190
Display revenue	43,337	30,180	23,863

Total revenue	$197,545	$116,850	$66,053

Note 15. Subsequent Events

In January 2014, we amended our operating lease for our principal offices in Seattle, Washington, to increase the rentable area of the premises by 22,694 square feet as of October 1, 2016, for which we are obligated to make escalating monthly lease payments beginning in January 2017 and continuing through November 2022. Future minimum payments for the additional space are as follows (in thousands):

Remainder of 2014	$—
2015	—
2016	—
2017	955
2018	978
All future years	4,047

Total future minimum lease payments	$5,980

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow, Inc.

We have audited Zillow, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zillow, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zillow, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Zillow, Inc. as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Zillow, Inc. and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 18, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

We have filed the financial statements listed in the Index to Financial Statements as a part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is presented in the financial statements or the notes thereto.

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZILLOW, INC.

Date: February 18, 2014	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 18, 2014.

Signature	Title

/s/ SPENCER M. RASCOFF	Chief Executive Officer (Principal Executive Officer) and Director
Spencer M. Rascoff

/s/ CHAD M. COHEN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Chad M. Cohen

/s/ RICHARD BARTON	Executive Chairman and Director
Richard Barton

/s/ LLOYD D. FRINK	Vice Chairman, President and Director
Lloyd D. Frink

/s/ ERIK BLACHFORD	Director
Erik Blachford

/s/ J. WILLIAM GURLEY	Director
J. William Gurley

/s/ JAY C. HOAG	Director
Jay C. Hoag

/s/ GREGORY B. MAFFEI	Director
Gregory B. Maffei

/s/ GORDON STEPHENSON	Director
Gordon Stephenson

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K. In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 2, 2012, by and among Zillow, Inc., RentJuice Corporation, Renegade Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated August 16, 2013, by and among Zillow, Inc., NMD Interactive, Inc., d/b/a StreetEasy, Strawberry Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation, dated July 20, 2011 (Filed as Exhibit 3.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, dated July 25, 2011 (Filed as Exhibit 3.2 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

4.1	Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

4.2	Second Amended and Restated Investors’ Rights Agreement, dated September 7, 2007 (Filed as Exhibit 4.2 to Zillow, Inc.’s to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

4.3	Common Stock Purchase Agreement among Zillow, Inc., TCV V, L.P., TCV Member Fund, L.P., and PAR Investment Partners, L.P. dated June 16, 2011 (Filed as Exhibit 4.3 to Zillow, Inc.’s Current Report on Form 8-K (SEC File No. 001-35237) filed on July 29, 2011, and incorporated herein by reference).

4.4	Agreement, Waiver and Amendment With Respect to Initial Public Offering and Common Stock Financing, dated as of April 16, 2011 (Filed as Exhibit 4.14 to Registrant’s Registration Statement on Form S-3 (SEC File No. 333-183111) filed with the Securities and Exchange Commission on August 7, 2012, and incorporated herein by reference).

Exhibit Number	Description

10.1*	Form of Indemnification Agreement between Zillow, Inc. and each of its directors and executive officers (Filed as Exhibit 10.1 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.3*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.4*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.5*	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan (Filed as Appendix A to Zillow’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2012, and incorporated herein by reference).

10.6*	Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 16, 2013, and incorporated herein by reference).

10.7	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.8	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.9	Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference).

10.10	Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014.

10.11†	Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc. dated July 2, 2010 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 6, 2013, and incorporated herein by reference).

10.12†	Amendment No. 1 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc. dated August 30, 2011 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.13†	Amendment No. 2 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated February 7, 2012 (Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.14†	Amendment No. 3 to the Listings and Sales Agreement by and among Yahoo! Inc., Yahoo! Realty Inc. and Zillow, Inc., dated June 28, 2012 (Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012, and incorporated herein by reference).

Exhibit Number	Description

10.15*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the officers of Zillow, Inc. (Filed as Exhibit 10.13 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.16*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.17*	Executive Employment Agreement by and between Chad M. Cohen and Zillow, Inc. (Filed as Exhibit 10.15 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.18*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.19*	Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. 2011 Incentive Plan.

10.20†	Platform Services Agreement, dated April 7, 2011, by and between Zillow, Inc. and Threewide Corporation (Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference).

10.21	Amended and Restated Loan and Security Agreement, dated April 30, 2012, by and among Zillow, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference).

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.