Form 10-Q
period 2014-03-31
ZILLOW INC
filed 2014-05-08
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, 33,559,096 shares of Class A common stock and 6,267,447 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2014

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand in a cost-effective manner; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our mobile applications and websites; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2013. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ZILLOW, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$153,654	$201,760
Short-term investments	155,760	93,531
Accounts receivable, net of allowance for doubtful accounts of $2,187 and $1,850 at March 31, 2014 and December 31, 2013, respectively	14,859	15,234
Prepaid expenses and other current assets	6,817	4,987

Total current assets	331,090	315,512
Long-term investments	137,949	142,435
Property and equipment, net	31,114	27,408
Goodwill	93,213	93,213
Intangible assets, net	27,740	29,149
Other assets	436	346

Total assets	$621,542	$608,063

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,403	$4,724
Accrued expenses and other current liabilities	13,845	11,377
Accrued compensation and benefits	5,510	4,440
Deferred revenue	12,140	12,298
Deferred rent, current portion	632	546

Total current liabilities	38,530	33,385
Deferred rent, net of current portion	7,493	6,882
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of March 31, 2014 and December 31, 2013; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 33,462,773 and 32,934,074 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 6,267,447 and 6,468,892 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	665,895	651,913
Accumulated deficit	(90,380)	(84,121)

Total shareholders’ equity	575,519	567,796

Total liabilities and shareholders’ equity	$621,542	$608,063

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$66,243	$38,966
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	6,164	4,130
Sales and marketing	34,898	19,794
Technology and development	16,970	10,611
General and administrative	14,689	8,233

Total costs and expenses	72,721	42,768

Loss from operations	(6,478)	(3,802)
Other income	219	55

Net loss	$(6,259)	$(3,747)

Net loss per share — basic and diluted	$(0.16)	$(0.11)
Weighted-average shares outstanding — basic and diluted	39,322	33,770
(1) Amortization of website development costs and intangible assets included in technology and development	$6,784	$4,208

See accompanying notes to condensed financial statements.

ZILLOW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(6,259)	$(3,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,074	4,779
Share-based compensation expense	7,132	4,146
Loss on disposal of property and equipment	235	495
Bad debt expense	635	414
Deferred rent	697	198
Amortization of bond premium	812	69
Changes in operating assets and liabilities:
Accounts receivable	(260)	(1,258)
Prepaid expenses and other assets	(1,920)	(1,768)
Accounts payable	1,679	1,241
Accrued expenses	3,538	(1,710)
Deferred revenue	(158)	(570)

Net cash provided by operating activities	14,205	2,289
Investing activities
Proceeds from maturities of investments	44,539	5,000
Purchases of investments	(103,094)	(23,809)
Purchases of property and equipment	(7,872)	(5,944)
Purchases of intangible assets	(1,147)	(685)

Net cash used in investing activities	(67,574)	(25,438)
Financing activities
Proceeds from exercise of Class A common stock options	5,263	5,057

Net cash provided by financing activities	5,263	5,057
Net decrease in cash and cash equivalents during period	(48,106)	(18,092)
Cash and cash equivalents at beginning of period	201,760	150,040

Cash and cash equivalents at end of period	$153,654	$131,948

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$1,586	$777
Write-off of fully depreciated property and equipment	$1,498	$485

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 18, 2014. The condensed balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2014, our results of operations for the three month periods ended March 31, 2014 and 2013, and our cash flows for the three months ended March 31, 2014 and 2013. The results of the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any interim period or for any other future year.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance provides that a liability related to an unrecognized tax benefit must be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We adopted this guidance on January 1, 2014. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows, as we have provided a full valuation allowance against our net deferred tax assets.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds, municipal securities and certificates of deposit, with original maturities of less than three months. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Short-term and long-term investments — Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, certificates of deposit and commercial paper. Investments with maturities greater than three months but less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our short-term and long-term investments are classified as held-to-maturity and are recorded at amortized cost, as we do not intend to sell the investments, and it is not more likely than not that we will be required to sell these investments prior to maturity. The amortized cost of our short-term and long-term investments approximates their fair value.

Of the short-term investments and long-term investments on hand as of March 31, 2014, 53% mature on or prior to March 31, 2015, and the remaining 47% mature on or prior to March 31, 2016.

The following tables present the balances of assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	March 31, 2014
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$133,664	$133,664	$—
Municipal securities	5,055	—	5,055
Certificates of deposit	1,625	—	1,625
Short-term investments:
U.S government agency securities	99,978	99,978	—
Corporate notes and bonds	23,942	—	23,942
Municipal securities	15,173	—	15,173
Certificates of deposit	11,682	—	11,682
Commercial paper	4,985	—	4,985
Long-term investments:
U.S government agency securities	65,045	65,045	—
Corporate notes and bonds	47,996	—	47,996
Municipal securities	24,609	—	24,609
Certificates of deposit	299	—	299

Total	$434,053	$298,687	$135,366

	December 31, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$184,941	$184,941	$—
U.S government agency securities	3,306	3,306	—
Short-term investments:
U.S government agency securities	78,448	78,448	—
Commercial paper	3,998	—	3,998
Corporate notes and bonds	11,085	—	11,085
Long-term investments:
U.S government agency securities	112,623	112,623	—
Corporate notes and bonds	29,812	—	29,812

Total	$424,213	$379,318	$44,895

We did not have any Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2014 or December 31, 2013.

Note 4.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2014	December 31, 2013
Website development costs	$52,547	$50,408
Computer equipment	9,670	8,238
Leasehold improvements	8,435	7,320
Software	2,297	1,807
Construction-in-progress	5,183	3,289
Office equipment, furniture and fixtures	4,317	3,661

Property and equipment	82,449	74,723
Less: accumulated amortization and depreciation	(51,335)	(47,315)

Property and equipment, net	$31,114	$27,408

We recorded amortization and depreciation expense related to property and equipment (other than website development costs) of $1.3 million and $0.6 million, respectively, during the three months ended March 31, 2014 and 2013.

We capitalized $5.6 million and $3.9 million, respectively, in website development costs during the three months ended March 31, 2014 and 2013. Amortization expense for website development costs included in technology and development expenses was $4.2 million and $2.5 million, respectively, during the three months ended March 31, 2014 and 2013.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 5.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$14,115	$(9,854)	$4,261
Developed technology	18,835	(5,275)	13,560
Customer relationships	9,775	(2,314)	7,461
Trademarks	3,261	(803)	2,458

Total	$45,986	$(18,246)	$27,740

	December 31, 2013
	Cost	Accumulated Amortization	Net
Purchased content	$12,968	$(8,846)	$4,122
Developed technology	18,835	(4,417)	14,418
Customer relationships	9,775	(1,799)	7,976
Trademarks	3,261	(628)	2,633

Total	$44,839	$(15,690)	$29,149

Amortization expense recorded for intangible assets for the three months ended March 31, 2014 and 2013 was $2.6 million and $1.7 million, respectively. These amounts are included in technology and development expenses.

Note 6.	Income Taxes

We are subject to federal and state income taxes in the United States. During the three months ended March 31, 2014 and 2013, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2014. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2014 and December 31, 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $236.5 million as of December 31, 2013, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013.

Note 7.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2014 or December 31, 2013.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three months ended March 31, 2014, 201,445 shares of Class B common stock were converted into Class A common stock at the option of the holders. During the year ended December 31, 2013, 993,634 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

On July 19, 2011, our 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and replaced our 2005 Equity Incentive Plan. The 2011 Plan was subsequently amended and restated effective as of June 1, 2012, to, among other things, increase the total number of authorized shares and include the material terms of performance goals for performance-based awards. The 2011 Plan was further amended effective as of May 31, 2013 to increase the number of authorized shares of Class A common stock available for awards under the 2011 Plan by 1,500,000 shares such that a total of 3,800,000 shares of Class A common stock are available for issuance under the 2011 Plan. The 2011 Plan also contains an “evergreen” provision, pursuant to which the number of shares of Class A common stock available for issuance under the 2011 Plan can be increased on the first day of each of our fiscal years beginning in 2013 by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock and Class B common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 3,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Stock Options

All stock options granted from inception through March 31, 2014 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain options that were granted to our chief executive officer in December 2012 and January 2013.

The following table summarizes stock option activity for the year ended December 31, 2013 and the three months ended March 31, 2014:

	Shares Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	321,678	5,462,672	$14.48	4.48	$78,912,364
Authorized increase in plan shares	2,887,064	—	—
Granted	(1,984,157)	2,009,542	43.87
Exercised	—	(2,026,829)	9.03
Forfeited or cancelled	288,679	(288,679)	31.93

Outstanding at December 31, 2013	1,513,264	5,156,706	27.09	5.43	283,008,505
Authorized increase in plan shares	1,563,827	—	—
Granted	(1,288,319)	1,288,319	82.59
Exercised	—	(309,750)	16.99
Forfeited or cancelled	60,423	(60,423)	49.99

Outstanding at March 31, 2014	1,849,195	6,074,852	39.15	5.57	298,096,008
Vested and exercisable at March 31, 2014		1,798,723	16.03	4.05	129,635,359

The shares available for grant identified in the above table exclude options for an aggregate of 25,385 shares, which options were granted in 2013 in substitution of options previously granted by StreetEasy, Inc. (“StreetEasy”). Pursuant to the terms of the 2011 Plan, such substituted stock option awards do not reduce the number of shares available for future issuance under the 2011 Plan. As of March 31, 2014, the numbers above do not include 87,270 shares of restricted stock and 86,832 restricted stock units outstanding under our 2011 Plan.

The fair value of options granted, excluding Nonemployee Director Awards and certain options granted to the Company’s chief executive officer in December 2012 and January 2013, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2014	2013
Expected volatility	53%	51%
Expected dividend yields	—	—
Risk-free interest rate	1.37%	0.70%
Weighted-average expected life	4.58 years	4.58 years
Weighted-average fair value of options granted	$36.93	$16.28

In the three months ended March 31, 2014, stock options for an aggregate of 23,010 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $32.60 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 54%, a risk-free interest rate of 0.69%, and a weighted-average expected life of 3.5 years. During the three months ended March 31, 2014 and 2013, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0.8 million and $0.5 million, respectively, and is included in general and administrative expenses.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2013 and the three months ended March 31, 2014:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	340,103	$30.37
Granted	3,673	44.66
Vested	(108,379)	30.94
Forfeited or cancelled	(5,270)	25.92

Unvested outstanding at December 31, 2013	230,127	30.43
Granted	3,255	80.91
Vested	(19,026)	40.18
Forfeited or cancelled	—	—

Unvested outstanding at March 31, 2014	214,356	30.33

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of March 31, 2014, there was $6.0 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2013 and the three months ended March 31, 2014:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	295,737	$38.76
Granted	97,804	81.12
Vested	(253,384)	42.53
Forfeited or cancelled	(19,034)	59.26

Unvested outstanding at December 31, 2013	121,123	64.07
Granted	—	—
Vested	(13,923)	62.44
Forfeited or cancelled	(20,368)	75.42

Unvested outstanding at March 31, 2014	86,832	60.55

The fair value of restricted stock units will be recorded as share-based compensation expense over the vesting period. As of March 31, 2014, there was $5.2 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$373	$163
Sales and marketing	1,303	1,227
Technology and development	2,025	1,034
General and administrative	3,431	1,722

Total	$7,132	$4,146

Note 9.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period. In the calculation of basic net loss per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options and Class A common stock underlying unvested restricted stock awards and unvested restricted stock units using the treasury stock method.

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Class A common stock issuable upon the exercise of stock options	2,959	2,856
Class A common stock underlying unvested restricted stock awards and restricted stock units	97	130

Total Class A common stock equivalents	3,056	2,986

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of outstanding preferred stock have been satisfied. We have not presented net loss per share under the two-class method for our Class A common stock and Class B common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 10.	Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease for approximately 66,000 square feet of office space that houses our corporate headquarters in Seattle, Washington, for which we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In June 2012, we entered into a lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 21,575 square feet, for which we are obligated to make escalating monthly lease payments that began in January 2013 and continue through November 2022. In April 2013, we entered into a second lease amendment for our corporate headquarters in Seattle, Washington, which increased the rentable area of the premises by 22,583 square feet as of October 1, 2013, and will increase the rentable area of the premises by an additional 22,583 square feet as of September 1, 2014, for which we are obligated to make escalating monthly lease payments beginning in January 2014 and December 2014, respectively, and continuing through November 2022. In January 2014, we entered into a third lease amendment for our corporate headquarters in Seattle, Washington, to increase the rentable area of the premises by 22,694 square feet as of October 1, 2016, for which we are obligated to make escalating monthly lease payments beginning in January 2017 and continuing through November 2022. In April 2012, we entered into an operating lease in Irvine, California for 20,025 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In September 2013, we entered into a lease amendment for our operating lease in Irvine, California, which increased the rentable area of the premises by 20,024 square feet, for which we are obligated to make escalating monthly lease payments which began in February 2014 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In February 2014, we entered into an operating lease in New York, New York for 13,300 square feet under which we are obligated to make escalating monthly lease payments beginning in August 2014 and continuing through September 2024. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

Future minimum payments for all operating leases as of March 31, 2014 are as follows (in thousands):

Remainder of 2014	4,556
2015	7,863
2016	8,245
2017	9,298
2018	9,388
All future years	33,496

Total future minimum lease payments	$72,846

Rent expense for the three months ended March 31, 2014 and 2013 was $1.5 million and $1.1 million, respectively.

Purchase Commitments

As of March 31, 2014, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $12.6 million. The amounts due for this content as of March 31, 2014 are as follows (in thousands):

Remainder of 2014	$3,503
2015	4,650
2016	3,599
2017	817

Total future purchase commitments	$12,569

Letters of Credit

We have executed a standby letter of credit of $1.3 million in connection with the lease of our Seattle, Washington office space, and a standby letter of credit of $0.4 million in connection with the February 2014 lease of our New York, New York office. The letters of credit are secured by our investments and are effective until the expiration dates of the respective leases.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. We have not recorded an accrual related to these complaints as of March 31, 2014 or December 31, 2013, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. On March 12, 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. We have not recorded an accrual related to this complaint as of March 31, 2014 or December 31, 2013, as we do not believe a material loss is probable.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. That motion to dismiss has been fully briefed and is pending before the Court. We have denied the allegations of wrongdoing, and we will continue to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of March 31, 2014 or December 31, 2013, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and that motion is pending. We have denied the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of March 31, 2014, as we do not believe a material loss is probable.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Marketplace revenue:
Real estate	$46,235	$26,109
Mortgages	7,128	4,909

Total Marketplace revenue	53,363	31,018
Display revenue	12,880	7,948

Total revenue	$66,243	$38,966

Note 12.	Subsequent Events

In April 2014, pursuant to the terms of an Amended and Restated Executive Employment Agreement and a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement entered into between Zillow and an employee, Zillow granted to the employee restricted stock units for 59,320 shares of our Class A common stock, which vest quarterly over four years beginning on the vesting commencement date of March 26, 2014, subject to the recipient’s continued full-time employment or service to Zillow. In the event of termination of service or employment by Zillow without cause or upon the resignation by such employee for good reason, the employee will receive 24 months’ accelerated vesting of the restricted stock units, except that in the event of such a termination in connection with a change in control, the restricted stock units will become fully vested. The employee will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit that becomes vested. The grant date fair value of the restricted stock units is approximately $5.4 million and will be recorded as share-based compensation expense over the vesting period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those items listed in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 47 million homes and added nearly 230 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

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

During the three months ended March 31, 2014, we generated revenue of $66.2 million, as compared to $39.0 million in the three months ended March 31, 2013, an increase of 70%. This increase was primarily the result of a 56% increase in our Premier Agent subscribers to 52,968 as of March 31, 2014 from 34,030 as of March 31, 2013, as well as significant growth in traffic to our mobile applications and websites. There were approximately 70.7 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2014 compared to 46.7 million average monthly unique users for the three months ended March 31, 2013, representing year-over-year growth of 51%.

In addition, mortgages revenue increased $2.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, or 45%. The increase was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 5.8 million mortgage loan requests submitted by consumers for the three months ended March 31, 2014 compared to 4.5 million mortgage loan requests submitted by consumers for the three months ended March 31, 2013, an increase of 31%.

During the three months ended March 31, 2014, sales and marketing expenses increased by $15.1 million compared to the three months ended March 31, 2013, primarily due to a $9.0 million increase in marketing and advertising expenses related to advertising spend to acquire shoppers across online and offline channels. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs like our “Find Your Way Home” TV advertising campaign. As such, we have invested in selective advertisements to consumers and professionals in various online and offline channels that have tested well for us.

As of March 31, 2014, we had 887 full-time employees, compared to 817 full-time employees as of December 31, 2013.

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

	Average Monthly Unique Users for the Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(in thousands)
Unique Users	70,668	46,652	51%

Premier Agent Subscribers

The number of Premier Agent subscribers is an important driver of revenue growth because each subscribing agent pays us a fee to participate in the program. We define a Premier Agent subscriber as an agent with a paid subscription at the end of a period.

	At March 31,		2013 to 2014 % Change
	2014	2013
Premier Agent Subscribers	52,968	34,030	56%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, primarily on an individual subscription basis, and from mortgage professionals, rental professionals and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes subscriptions sold to real estate agents under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

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

Income Taxes

We are subject to federal and state income taxes in the United States. During the three months ended March 31, 2014 and 2013, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2014. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2014 and December 31, 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, no tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $236.5 million as of December 31, 2013, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$66,243	$38,966
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	6,164	4,130
Sales and marketing (1)	34,898	19,794
Technology and development (1)	16,970	10,611
General and administrative (1)	14,689	8,233

Total costs and expenses	72,721	42,768

Loss from operations	(6,478)	(3,802)
Other income	219	55

Net loss	$(6,259)	$(3,747)

Net loss per share — basic and diluted	$(0.16)	$(0.11)
Weighted-average shares outstanding — basic and diluted	39,322	33,770
Other Financial Data:
Adjusted EBITDA (3)	$8,728	$5,123

	Three Months Ended March 31,
	2014	2013
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$373	$163
Sales and marketing	1,303	1,227
Technology and development	2,025	1,034
General and administrative	3,431	1,722

Total	$7,132	$4,146

(2) Amortization of website development costs and intangible assets included in technology and development	$6,784	$4,208

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	9	11
Sales and marketing	53	51
Technology and development	26	27
General and administrative	22	21

Total costs and expenses	110	110

Loss from operations	(10)	(10)
Other income	0	0

Net loss	(9%)	(10%)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(6,259)	$(3,747)
Other income	(219)	(55)
Depreciation and amortization expense	8,074	4,779
Share-based compensation expense	7,132	4,146

Adjusted EBITDA	$8,728	$5,123

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$46,235	$26,109	77%
Mortgages	7,128	4,909	45%

Total Marketplace revenue	53,363	31,018	72%
Display revenue	12,880	7,948	62%

Total revenue	$66,243	$38,966	70%

	Three Months Ended March 31,
	2014	2013
Percentage of Total Revenue:
Marketplace revenue:
Real estate	70%	67%
Mortgages	11%	13%

Total Marketplace revenue	81%	80%
Display revenue	19%	20%

Total revenue	100%	100%

Overall revenue increased by $27.3 million, or 70%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Marketplace revenue increased by 72%, and display revenue increased by 62%.

Marketplace revenue grew to $53.4 million for the three months ended March 31, 2014 from $31.0 million for the three months ended March 31, 2013, an increase of $22.3 million. Marketplace revenue represented 81% of total revenue for the three months ended March 31, 2014 compared to 80% of total revenue for the three months ended March 31, 2013. The increase in marketplace revenue was primarily attributable to the $20.1 million increase in real estate revenue, which was primarily a result of growth in the number of subscribers in our Premier Agent program to 52,968 as of March 31, 2014 from 34,030 as of March 31, 2013, representing growth of 56%, as well as price increases supported by growth in our audience across our mobile and desktop platforms. Average monthly revenue per subscriber increased by 10% to $286 for the three months ended March 31, 2014 from $259 for the three months ended March 31, 2013. We calculate our average monthly revenue per subscriber by dividing the revenue generated by our Premier Agent subscription products in the period by the average number of Premier Agent subscribers in the period, divided again by the number of months in the period. The average number of Premier Agent subscribers is derived by calculating the average of the beginning and ending number of Premier Agent subscribers for the period. We believe the increase in average monthly revenue per subscriber was primarily driven by increased sales to existing Premier Agent subscribers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $2.2 million, or 45%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 5.8 million mortgage loan requests submitted by consumers for the three months ended March 31, 2014 compared to 4.5 million mortgage loan requests submitted by consumers for the three months ended March 31, 2013, an increase of 29%.

Display revenue was $12.9 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013, an increase of $4.9 million. Display revenue represented 19% of total revenue for the three months ended March 31, 2014 compared to 20% of total revenue for the three months ended March 31, 2013. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 70.7 million average monthly unique users for the three months ended March 31, 2014 from 46.7 million average monthly unique users for the three months ended March 31, 2013, representing growth of 51%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers.

Cost of Revenue

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Cost of revenue	$6,164	$4,130	49%

Cost of revenue was $6.2 million for the three months ended March 31, 2014 compared to $4.1 million for the three months ended March 31, 2013, an increase of $2.0 million, or 49%. The increase in cost of revenue was attributable to increased credit card and ad serving fees of $0.6 million, increased headcount-related expenses of $0.6 million, including share-based compensation expense, driven by growth in headcount, a $0.6 million increase in data center operations and connectivity costs, and a $0.2 million increase in various miscellaneous expenses, including royalties and revenue sharing. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Sales and marketing	$34,898	$19,794	76%

Sales and marketing expenses were $34.9 million for the three months ended March 31, 2014 compared to $19.8 million for the three months ended March 31, 2013, an increase of $15.1 million, or 76%. The increase in sales and marketing expenses was primarily due to a $9.0 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and a $0.6 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increases in marketing and advertising expense, headcount-related expenses, including share-based compensation expense, increased by $4.6 million, driven primarily by growth in the size of our sales team. We also incurred a $0.4 million increase in tradeshow and conference expenses, including related travel costs, and a $0.5 million increase in various miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Technology and development	$16,970	$10,611	60%

Technology and development expenses, which include research and development costs, were $17.0 million for the three months ended March 31, 2014 compared to $10.6 million for the three months ended March 31, 2013, an increase of $6.4 million, or 60%. Approximately $2.6 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. Approximately $2.5 million of the increase related to growth in headcount related expenses, including share-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives. The increase in technology and development expenses was also the result of a $0.8 million increase in depreciation expense and software costs, and a $0.5 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $4.2 million and $2.5 million, respectively, for the three months ended March 31, 2014 and 2013. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $1.5 million and $1.0 million, respectively, for the three months ended March 31, 2014 and 2013. Amortization expense included in technology and development for purchased data content intangible assets was $1.0 million and $0.7 million, respectively, for the three months ended March 31, 2014 and 2013. Other data content expense was $0.1 million for the three months ended March 31, 2014 and 2013. While we expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality, we expect these expenses will decrease as a percentage of revenue.

General and Administrative

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
General and administrative	$14,689	$8,233	78%

General and administrative expenses were $14.7 million for the three months ended March 31, 2014 compared to $8.2 million for the three months ended March 31, 2013, an increase of $6.5 million, or 78%. The increase in general and administrative expenses was a result of a $3.1 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $1.4 million increase in professional services fees, including legal and accounting, a $0.8 million increase in building lease-related expenses including rent, utilities and insurance, a $0.3 million increase in travel and meals expense, a $0.3 million increase in state and local taxes, a $0.2 million increase in bad debt expense, and a $0.4 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $447.4 million and $437.7 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, municipal securities and certificates of deposit. Investments as of March 31, 2014 and December 31, 2013 consisted of fixed income securities, which include U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and bonds, and municipal securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

We have executed a standby letter of credit of $1.3 million in connection with the lease of our Seattle, Washington office space, and a standby letter of credit of $0.4 million in connection with the February 2014 lease of our New York, New York office. The letters of credit are secured by our investments and are effective until the expiration dates of the respective leases.

The following table presents selected cash flow data for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$14,205	$2,289
Cash flows used in investing activities	(67,574)	(25,438)
Cash flows provided by financing activities	5,263	5,057

Cash Flows Provided By Operating Activities

For the three months ended March 31, 2014, net cash provided by operating activities was $14.2 million. This was driven by a net loss of $6.3 million, adjusted by depreciation and amortization expense of $8.1 million, share-based compensation expense of $7.1 million, amortization of bond premium of $0.8 million, an increase in the balance of deferred rent of $0.7 million, bad debt expense of $0.6 million, and a loss on disposal of property and equipment of $0.2 million. Changes in operating assets and liabilities increased cash provided by operating activities by $2.9 million.

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

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and maturity of short-term and long-term investments, including U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and bonds, and municipal securities, as well as the purchase of property and equipment and intangible assets.

For the three months ended March 31, 2014, net cash used in investing activities was $67.6 million. This was the result of $58.6 million of net purchases of investments and $9.0 million of purchases for property and equipment and intangible assets.

For the three months ended March 31, 2013, net cash used in investing activities was $25.4 million. This was the result of $18.8 million of net purchases of investments and $6.6 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

For the three months ended March 31, 2014 and 2013, our financing activities resulted entirely from the exercise of employee stock options. The proceeds from the issuance of Class A common stock from the exercise of stock options for the three months ended March 31, 2014 and 2013 was $5.3 million and $5.1 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2014:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Operating lease obligations	$72,846	$6,484	$16,496	$18,367	$31,499
Purchase obligations	12,569	4,580	7,522	467	—

Total	$85,415	$11,064	$24,018	$18,834	$31,499

Our operating lease obligations consist of various operating leases for office space and equipment. For further discussion of our operating lease obligations, see Note 10 in Part I, Item 1 (Notes to Condensed Financial Statements). We also have purchase obligations for content related to our mobile applications and websites.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part 2, Item 7A (Quantitative and Qualitative Disclosures About Market Risk) in our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and to date, all claims of all three patents remain rejected in the re-examination proceedings. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Inc. (“StreetEasy”) and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, and took responsibility for the Smarter Agent complaint against Diverse Solutions. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. On December 14, 2012, we acquired HotPads, including the Smarter Agent complaint against HotPads.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. On March 12, 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. That motion to dismiss has been fully briefed and is pending before the Court. We have denied the allegations of wrongdoing, and we will continue to vigorously defend the claims in the lawsuit.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and that motion is pending. We have denied the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.

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

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2013. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 19, 2014, in connection with a sponsorship agreement involving an equity-based payment to a non-employee recipient, we issued 3,255 restricted shares of our Class A common stock to the recipient. This transaction was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipient of restricted shares of our Class A common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient had adequate access, through their relationships with us, to information about Zillow.

There were no other sales of unregistered securities during the three months ended March 31, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amended and Restated Executive Employment Agreement by and between Errol Samuelson and Zillow, Inc.

10.2*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan.

10.3*	Form of Restricted Unit Award Notice and Restricted Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan.

10.4*	Form of Confidential Information, Inventions, and Nonsolicitation Agreement for certain officers of Zillow, Inc.

10.5	Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2014	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
Name: Chad M. Cohen
Title: Chief Financial Officer and Treasurer