Form 10-Q
period 2014-06-30
ZILLOW INC
filed 2014-08-06
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 34,118,777 shares of Class A common stock and 6,217,447 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2014

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our proposed acquisition of Trulia, Inc.; our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand in a cost-effective manner; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our mobile applications and websites; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ZILLOW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$138,289	$201,760
Short-term investments	219,777	93,531
Accounts receivable, net of allowance for doubtful accounts of $2,490 and $1,850 at June 30, 2014 and December 31, 2013, respectively	19,885	15,234
Prepaid expenses and other current assets	6,464	4,987

Total current assets	384,415	315,512
Long-term investments	99,806	142,435
Property and equipment, net	34,011	27,408
Goodwill	96,352	93,213
Intangible assets, net	26,455	29,149
Other assets	434	346

Total assets	$641,473	$608,063

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,279	$4,724
Accrued expenses and other current liabilities	12,116	10,601
Accrued compensation and benefits	6,363	4,440
Deferred revenue	14,037	12,298
Deferred rent, current portion	735	546

Total current liabilities	47,530	32,609
Deferred rent, net of current portion	10,248	7,658
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of June 30, 2014 and December 31, 2013; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 34,045,698 and 32,934,074 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 6,217,447 and 6,468,892 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	684,548	651,913
Accumulated deficit	(100,857)	(84,121)

Total shareholders’ equity	583,695	567,796

Total liabilities and shareholders’ equity	$641,473	$608,063

See accompanying notes to condensed consolidated financial statements.

ZILLOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$78,675	$46,920	$144,918	$85,886
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	6,793	4,294	12,957	8,424
Sales and marketing	48,075	32,924	82,973	52,718
Technology and development	19,862	11,071	36,832	21,682
General and administrative	14,706	8,978	29,395	17,211

Total costs and expenses	89,436	57,267	162,157	100,035

Loss from operations	(10,761)	(10,347)	(17,239)	(14,149)
Other income	284	115	503	170

Net loss	$(10,477)	$(10,232)	$(16,736)	$(13,979)

Net loss per share — basic and diluted	$(0.26)	$(0.30)	$(0.42)	$(0.41)
Weighted-average shares outstanding — basic and diluted	39,800	34,553	40,314	34,164
(1) Amortization of website development costs and intangible assets included in technology and development	$6,857	$4,492	$13,641	$8,700

See accompanying notes to condensed consolidated financial statements.

ZILLOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(16,736)	$(13,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,670	9,934
Share-based compensation expense	15,542	14,613
Loss on disposal of property and equipment	353	668
Bad debt expense	1,225	765
Deferred rent	2,779	(122)
Amortization of bond premium	1,751	210
Changes in operating assets and liabilities:
Accounts receivable	(5,876)	(5,193)
Prepaid expenses and other assets	(1,565)	(462)
Accounts payable	9,555	2,659
Accrued expenses	3,438	(1,506)
Deferred revenue	1,739	959

Net cash provided by operating activities	28,875	8,546
Investing activities
Proceeds from maturities of investments	73,885	33,000
Purchases of investments	(159,253)	(56,272)
Purchases of property and equipment	(15,373)	(10,996)
Purchases of intangible assets	(2,132)	(1,707)
Cash paid for acquisition	(3,500)	—

Net cash used in investing activities	(106,373)	(35,975)
Financing activities
Proceeds from exercise of Class A common stock options	14,027	8,941

Net cash provided by financing activities	14,027	8,941
Net decrease in cash and cash equivalents during period	(63,471)	(18,488)
Cash and cash equivalents at beginning of period	201,760	150,040

Cash and cash equivalents at end of period	$138,289	$131,552

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$3,086	$1,732
Write-off of fully depreciated property and equipment	$3,017	$792

See accompanying notes to condensed consolidated financial statements.

ZILLOW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow, Inc. was incorporated as a Washington corporation effective December 13, 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads, StreetEasy and Retsly. Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include Zillow, Inc. and our wholly-owned subsidiary, Zillow (Canada), Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 18, 2014. The condensed balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2014, our results of operations for the three and six month periods ended June 30, 2014 and 2013, and our cash flows for the six month periods ended June 30, 2014 and 2013. The results of the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any interim period or for any other future year.

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

Reclassifications

Certain immaterial reclassifications have been made to conform data for prior periods to the current format.

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

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and must be applied retrospectively or modified retrospectively. We expect to adopt this guidance on January 1, 2017. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds, municipal securities and certificates of deposit with original maturities of less than three months. The fair value measurement of our cash equivalents is based on quoted prices in active markets for identical assets.

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

Of the short-term investments and long-term investments on hand as of June 30, 2014, 68.8% mature on or prior to June 30, 2015, and the remaining 31.2% mature on or prior to June 30, 2016.

The following tables present the balances of cash equivalents and investments as of the dates presented (in thousands):

	June 30, 2014
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$125,685	$125,685	$—
Short-term investments:
U.S government agency securities	139,707	139,707	—
Corporate notes and bonds	36,086	—	36,086
Municipal securities	15,952	—	15,952
Certificates of deposit	14,055	—	14,055
Commercial paper	13,977	—	13,977
Long-term investments:
Corporate notes and bonds	47,394	—	47,394
U.S. government agency securities	27,768	27,768	—
Certificates of deposit	23,197	—	23,197
Municipal securities	1,447	—	1,447

Total	$445,268	$293,160	$152,108

	December 31, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$184,941	$184,941	$—
U.S government agency securities	3,306	3,306	—
Short-term investments:
U.S government agency securities	78,448	78,448	—
Commercial paper	3,998	—	3,998
Corporate notes and bonds	11,085	—	11,085
Long-term investments:
U.S government agency securities	112,623	112,623	—
Corporate notes and bonds	29,812	—	29,812

Total	$424,213	$379,318	$44,895

We did not have any Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2014 or December 31, 2013.

Note 4.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2014	December 31, 2013
Website development costs	$55,885	$50,408
Computer equipment	10,646	8,238
Leasehold improvements	9,784	7,320
Software	2,759	1,807
Construction-in-progress	5,891	3,289
Office equipment, furniture and fixtures	4,550	3,661

Property and equipment	89,515	74,723
Less: accumulated amortization and depreciation	(55,504)	(47,315)

Property and equipment, net	$34,011	$27,408

We recorded depreciation expense related to property and equipment (other than website development costs) of $1.7 million and $0.7 million, respectively, during the three months ended June 30, 2014 and 2013, and $3.0 million and $1.2 million, respectively, during the six months ended June 30, 2014 and 2013.

We capitalized $5.5 million and $4.1 million, respectively, in website development costs during the three months ended June 30, 2014 and 2013, and $11.1 million and $8.0 million, respectively, during the six months ended June 30, 2014 and 2013. Amortization expense for website development costs included in technology and development expenses was $4.2 million and $2.8 million, respectively, during the three months ended June 30, 2014 and 2013, and $8.5 million and $5.3 million, respectively, during the six months ended June 30, 2014 and 2013.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 5.	Goodwill

The following table presents the change in goodwill from December 31, 2013 through June 30, 2014 (in thousands):

Balance as of December 31, 2013	$93,213
Goodwill recorded in connection with an acquisition	3,139

Balance as of June 30, 2014	$96,352

In June 2014, Zillow entered into an asset purchase agreement, pursuant to which Zillow acquired substantially all of the operating assets, including intellectual property rights and intangible assets, of the acquiree. The acquisition has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, and were not significant. The results of operations related to the acquisition have been included in our consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements. The goodwill recorded in connection with the June 2014 acquisition is deductible for tax purposes.

Note 6.	Intangible Assets, net

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$15,100	$(10,927)	$4,173
Developed technology	19,195	(6,148)	13,047
Customer relationships	9,775	(2,824)	6,951
Trademarks	3,261	(977)	2,284

Total	$47,331	$(20,876)	$26,455

	December 31, 2013
	Cost	Accumulated Amortization	Net
Purchased content	$12,968	$(8,846)	$4,122
Developed technology	18,835	(4,417)	14,418
Customer relationships	9,775	(1,799)	7,976
Trademarks	3,261	(628)	2,633

Total	$44,839	$(15,690)	$29,149

Amortization expense recorded for intangible assets for the three months ended June 30, 2014 and 2013 was $2.6 million and $1.7 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2014 and 2013 was $5.2 million and $3.4 million, respectively. These amounts are included in technology and development expenses.

Note 7.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2014 and 2013, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2014. Therefore, no tax liability or expense has been recorded in the consolidated financial statements. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2014 and December 31, 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. We have accumulated federal tax losses of approximately $236.5 million as of December 31, 2013, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013.

Note 8.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2014 or December 31, 2013.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and six month periods ended June 30, 2014, 50,000 shares and 251,445 shares of Class B common stock, respectively, were converted into Class A common stock at the option of the holders. During the year ended December 31, 2013, 993,634 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

Note 9.	Share-Based Awards

On July 19, 2011, our 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and replaced our 2005 Equity Incentive Plan. The 2011 Plan contains an “evergreen” provision, pursuant to which the number of shares of Class A common stock available for issuance under the 2011 Plan can be increased on the first day of each of our fiscal years beginning in 2013 by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock and Class B common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 3,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Stock Options

All stock options granted from inception through June 30, 2014 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain options that were granted to our chief executive officer in December 2012 and January 2013.

The following table summarizes stock option activity for the year ended December 31, 2013 and the six months ended June 30, 2014:

	Shares Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	321,678	5,462,672	$14.48	4.48	$78,912,364
Authorized increase in plan shares	2,887,064	—	—
Granted	(1,984,157)	2,009,542	43.87
Exercised	—	(2,026,829)	9.03
Forfeited or cancelled	288,679	(288,679)	31.93

Outstanding at December 31, 2013	1,513,264	5,156,706	27.09	5.43	283,008,505
Authorized increase in plan shares	1,563,827	—	—
Granted	(1,641,789)	1,641,789	88.00
Exercised	—	(825,342)	17.00
Forfeited or cancelled	148,343	(148,343)	52.54

Outstanding at June 30, 2014	1,583,645	5,824,810	45.06	5.53	571,097,095
Vested and exercisable at June 30, 2014		1,566,583	17.55	3.92	196,414,195

The shares available for grant identified in the above table exclude options for an aggregate of 25,385 shares that were granted in 2013 in substitution of options previously granted by StreetEasy, Inc. (“StreetEasy”). Pursuant to the terms of the 2011 Plan, such substituted stock option awards do not reduce the number of shares available for future issuance under the 2011 Plan. As of June 30, 2014, the numbers above do not include 77,750 shares of restricted stock and 164,167 restricted stock units outstanding under our 2011 Plan.

The fair value of options granted, excluding Nonemployee Director Awards and certain options granted to the Company’s chief executive officer in December 2012 and January 2013, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	54%	50%	53%-54%	50%-51%
Expected dividend yields	—	—	—	—
Risk-free interest rate	1.35%-1.49%	0.59%-1.22%	1.29%-1.52%	0.59%-1.22%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$49.25	$23.22	$39.62	$16.53

In March 2014, stock options for an aggregate of 23,010 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $32.60 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 54%, a risk-free interest rate of 0.69%, and a weighted-average expected life of 3.5 years. During the six months ended June 30, 2014 and 2013, share-based compensation expense recognized in our statements of operations related to Nonemployee Director Awards was $0.8 million and $0.5 million, respectively, and is included in general and administrative expenses. There was no share-based compensation expense recognized in our statements of operations related to Nonemployee Director Awards for the three months ended June 30, 2014 and 2013.

As of June 30, 2014, there was a total of $81.1 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2013 and the six months ended June 30, 2014:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	340,103	$30.37
Granted	3,673	44.66
Vested	(108,379)	30.94
Forfeited or cancelled	(5,270)	25.92

Unvested outstanding at December 31, 2013	230,127	30.43
Granted	3,255	80.91
Vested	(91,048)	30.90
Forfeited or cancelled	—	—

Unvested outstanding at June 30, 2014	142,334	31.28

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of June 30, 2014, there was $4.4 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2013 and the six months ended June 30, 2014:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	295,737	$38.76
Granted	97,804	81.12
Vested	(253,384)	42.53
Forfeited or cancelled	(19,034)	59.26

Unvested outstanding at December 31, 2013	121,123	64.07
Granted	96,964	102.12
Vested	(30,407)	67.66
Forfeited or cancelled	(23,513)	76.22

Unvested outstanding at June 30, 2014	164,167	83.20

In April 2014, pursuant to the terms of an Amended and Restated Executive Employment Agreement and a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement entered into between Zillow and an employee, Zillow granted to the employee restricted stock units for 59,320 shares of our Class A common stock, which vest quarterly over four years beginning on the vesting commencement date of March 26, 2014, subject to the recipient’s continued full-time employment or service to Zillow. In the event of termination of service or employment by Zillow without cause or upon the resignation by such employee for good reason, the employee will receive 24 months’ accelerated vesting of the restricted stock units, except that in the event of such a termination in connection with a change in control, the restricted stock units will become fully vested. The employee will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit that becomes vested. The grant date fair value of the restricted stock units is approximately $5.4 million.

In June 2014, pursuant to the terms of Restricted Stock Unit Award Notices and Restricted Stock Unit Award Agreements entered into between Zillow and certain employees, Zillow granted to the employees restricted stock units for a total of 24,880 shares of our Class A common stock, which vest ratably after each six-month period over two years beginning on the vesting commencement date of June 3, 2014, subject to the recipients’ continued full-time employment or service to Zillow. In the event of termination of service of employment by Zillow without cause, 50% of the then unvested restricted stock units will become vested units, and the recipient will be entitled to receive one share of Zillow’s Class A common stock for each then outstanding unit. The grant date fair value of the restricted stock units is approximately $3.2 million.

The fair value of restricted stock units will be recorded as share-based compensation expense over the vesting period. As of June 30, 2014, there was $13.5 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$418	$176	$791	$339
Sales and marketing	1,698	7,777	3,001	9,004
Technology and development	3,056	1,034	5,081	2,068
General and administrative	3,238	1,480	6,669	3,202

Total	$8,410	$10,467	$15,542	$14,613

Note 10.	Net Loss Per Share

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

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Class A common stock issuable upon the exercise of stock options	3,012	2,950	3,024	2,899
Class A common stock underlying unvested restricted stock awards and restricted stock units	119	130	114	180

Total Class A common stock equivalents	3,131	3,080	3,138	3,079

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

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle, Washington (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we lease a total of approximately 155,000 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In April 2012, we entered into a lease agreement for office space in Irvine, California (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of approximately 60,000 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In February 2014, we entered into an operating lease in New York, New York for 13,300 square feet under which we are obligated to make escalating monthly lease payments beginning in August 2014 and continuing through September 2024. In June 2014, we entered into a lease amendment for our operating lease in New York, New York, which increased the rentable area of the premises by 13,300 square feet, for which we are obligated to make escalating monthly lease payments expected to begin in May 2015 and continue through September 2024. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and New York, New York.

Future minimum payments for all operating leases as of June 30, 2014 are as follows (in thousands):

Remainder of 2014	$3,237
2015	8,727
2016	9,544
2017	10,769
2018	10,896
All future years	41,284

Total future minimum lease payments	$84,457

Rent expense for the three months ended June 30, 2014 and 2013 was $1.6 million and $1.1 million, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $3.1 million and $2.2 million, respectively.

Purchase Commitments

As of June 30, 2014, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $11.4 million. The amounts due for this content as of June 30, 2014 are as follows (in thousands):

Remainder of 2014	$2,294
2015	4,650
2016	3,599
2017	817

Total future purchase commitments	$11,360

Letters of Credit

We have executed a standby letter of credit of $2.0 million in connection with our Seattle Lease and a standby letter of credit of $0.7 million in connection with the operating lease of our New York offices. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. We have not recorded an accrual related to these complaints as of June 30, 2014 or December 31, 2013, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. We have not recorded an accrual related to this complaint as of June 30, 2014 or December 31, 2013, as we do not believe a material loss is probable.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. That motion to dismiss has been fully briefed and is pending before the Court. We have denied the allegations of wrongdoing, and we will continue to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of June 30, 2014 or December 31, 2013, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on June 30, 2014, the court granted that request and entered a preliminary injunction. We have filed a motion requesting that the court reconsider that decision and narrow the preliminary injunction. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of June 30, 2014, as we do not believe a material loss is probable.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Marketplace revenue:
Real estate	$56,051	$30,637	$102,646	$56,746
Mortgages	6,565	5,814	13,694	10,723

Total Marketplace revenue	62,616	36,451	116,340	67,469
Display revenue	16,059	10,469	28,578	18,417

Total revenue	$78,675	$46,920	$144,918	$85,886

Note 13.	Subsequent Events

On July 28, 2014, Zillow, Zebra Holdco, Inc., a Washington corporation (“HoldCo”), and Trulia, Inc., a Delaware corporation (“Trulia”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Zillow agreed to acquire Trulia. Trulia’s mobile and web products provide buyers, sellers, renters and real estate professionals with tools and information for the home search process and provide agents with an end-to-end technology platform that enables them to find and serve clients.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) a newly-organized Washington corporation, and wholly owned subsidiary of HoldCo (“Zillow Merger Sub”), will merge with and into Zillow (the “Zillow Merger”), with Zillow as the surviving entity, and (ii) a newly-organized Delaware corporation, and wholly-owned subsidiary of HoldCo (“Trulia Merger Sub”), will merge with and into Trulia (the “Trulia Merger” and, together with the Zillow Merger, the “Mergers”), with Trulia as the surviving entity. As a result of the Mergers, both Zillow and Trulia will become wholly-owned subsidiaries of HoldCo. Pursuant to the terms of the Merger Agreement, at the effective time of the Zillow Merger (the “Zillow Merger Effective Time”), (i) each share of Zillow’s Class A common stock will be converted into the right to receive one share of Class A common stock of HoldCo (“HoldCo Class A Common Stock”), and (ii) each share of Zillow’s Class B common stock will be converted into the right to receive one share of Class B common stock of HoldCo. The Merger Agreement provides that, at the Zillow Merger Effective Time, all Zillow equity awards as of immediately prior to the Zillow Merger Effective Time will be assumed by HoldCo.

The consummation of the Zillow Merger and the Trulia Merger are each subject to customary conditions, including: (a) approval of the Merger Agreement by Zillow’s shareholders and Trulia’s stockholders; (b) expiration or termination of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (c) absence of any applicable restraining order or injunction prohibiting the Mergers; (d) effectiveness of a registration statement on Form S-4; (e) absence of a material adverse effect with respect to each of Zillow and Trulia; (f) accuracy of the representations and warranties of each party, subject to specified materiality thresholds; (g) performance in all material respects by each party of its obligations under the Merger Agreement; (h) authorization for listing the HoldCo Class A Common Stock on the NASDAQ Global Select Market; and (i) with respect to Zillow, the absence of certain legal proceedings that seek to restrain the Mergers or restrict the businesses of Zillow or Trulia.

The Merger Agreement contains termination rights for Trulia and Zillow applicable upon: (a) a final non-appealable order or other action prohibiting the Mergers; (b) the eighteen-month anniversary of the date of the Merger Agreement; (c) the failure of either Zillow’s shareholders or Trulia’s stockholders to approve the Mergers by the required vote; (d) a breach by the other party that cannot be cured within 30 days’ notice of such breach, if such breach would result in the failure of the conditions to closing set forth in the Merger Agreement; (e) certain “triggering events,” including a change in recommendation relating to the Mergers by the other party’s Board; and (f) in certain circumstances, Trulia’s entry into a contract with respect to a superior proposal.

Pursuant to the terms of the Merger Agreement, at the effective time of the Trulia Merger (the “Trulia Merger Effective Time”), by virtue of the Trulia Merger and without any action on the part of any stockholder, each share of Trulia common stock will be converted into the right to receive 0.444 of a share of HoldCo Class A Common Stock. The Merger Agreement provides that, at the Trulia Merger Effective Time, all Trulia equity awards as of immediately prior to the Trulia Merger Effective Time will be assumed by HoldCo. The Trulia Merger Effective Time is expected to occur promptly after the Zillow Merger Effective Time.

If the Merger Agreement is terminated in certain circumstances, Zillow or Trulia, as applicable, would be required to pay the other a termination fee of $69.8 million. In addition, the Merger Agreement provides that, in certain other circumstances, Zillow would be required to pay Trulia a termination fee of $150 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements” and “Risk Factors”.

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products that help people find vital information about homes, and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgage Marketplace, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads, StreetEasy and Retsly.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 50 million homes and added more than 260 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from local real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue, consisting primarily of sales to real estate agents based on the number of impressions delivered in zip codes purchased, and advertising sold on a cost per click, or CPC, basis to mortgage lenders, as well as display revenue, which consists of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis.

During the three months ended June 30, 2014, we generated revenue of $78.7 million, as compared to $46.9 million in the three months ended June 30, 2013, an increase of 68%. This increase was primarily the result of a 46% increase in our Premier Agent advertisers to 56,818 as of June 30, 2014 from 38,807 as of June 30, 2013, as well as significant growth in traffic to our mobile applications and websites. There were approximately 81.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2014 compared to 54.3 million average monthly unique users for the three months ended June 30, 2013, representing year-over-year growth of 49%.

In addition, mortgages revenue increased $0.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, or 13%. The increase was primarily a result of the March 2014 launch of Mortgage Pre-Approval, a tool that enables qualified home shoppers on Zillow to get pre-approved for a mortgage by a participating lender and receive a personalized pre-approval letter from the lender.

During the three months ended June 30, 2014, sales and marketing expenses increased by $15.2 million compared to the three months ended June 30, 2013, primarily due to a $13.1 million increase in marketing and advertising expenses related to advertising spend to acquire shoppers across online and offline channels. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs like our “Find Your Way Home” TV advertising campaign. As such, we have invested in selective advertisements to consumers and professionals in various online and offline channels that have tested well for us.

As of June 30, 2014, we had 1,018 full-time employees, compared to 817 full-time employees as of December 31, 2013.

Proposed Acquisition Transaction

On July 28, 2014, Zillow entered into a Merger Agreement with Trulia, Inc. or Trulia, and Zebra Holdco, Inc., and a newly formed holding company (“HoldCo”), pursuant to which Zillow agreed, upon the terms and subject to the conditions set forth therein, to acquire Trulia. If completed, the acquisition of Trulia will have a significant impact on our liquidity, financial position and results of operations. For additional information regarding the proposed transaction with Trulia, see Note 13 to our condensed consolidated financial statements. Unless otherwise noted, the following discussion and analysis of our results of operations and liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of Trulia, and any forward-looking statements contained herein do not take into account the impact of such proposed acquisition.

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

	Average Monthly Unique Users for the Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands)
Unique Users	81,108	54,317	49%

Premier Agent Advertisers

The number of Premier Agent advertisers is an important driver of revenue growth because each agent pays us a fee to participate in the program. We define a Premier Agent advertiser as an agent with an active advertising contract at the end of a period.

	At June 30,		2013 to 2014 % Change
	2014	2013
Premier Agent Advertisers	56,818	38,807	46%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes impressions delivered under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes CPC advertising related to our Zillow Mortgage Marketplace sold to mortgage lenders, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our

Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

We charge for our Platinum Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2014 and 2013, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2014. Therefore, no tax liability or expense has been recorded in the consolidated financial statements. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2014 and December 31, 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. We have accumulated federal tax losses of approximately $236.5 million as of December 31, 2013, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$78,675	$46,920	$144,918	$85,886
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	6,793	4,294	12,957	8,424
Sales and marketing (1)	48,075	32,924	82,973	52,718
Technology and development (1)	19,862	11,071	36,832	21,682
General and administrative (1)	14,706	8,978	29,395	17,211

Total costs and expenses	89,436	57,267	162,157	100,035

Loss from operations	(10,761)	(10,347)	(17,239)	(14,149)
Other income	284	115	503	170

Net loss	$(10,477)	$(10,232)	$(16,736)	$(13,979)

Net loss per share — basic and diluted	$(0.26)	$(0.30)	$(0.42)	$(0.41)
Weighted-average shares outstanding — basic and diluted	39,800	34,553	40,314	34,164
Other Financial Data:
Adjusted EBITDA (3)	$6,245	$5,275	$14,973	$10,398

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$418	$176	$791	$339
Sales and marketing	1,698	7,777	3,001	9,004
Technology and development	3,056	1,034	5,081	2,068
General and administrative	3,238	1,480	6,669	3,202

Total	$8,410	$10,467	$15,542	$14,613

(2) Amortization of website development costs and intangible assets included in technology and development	$6,857	$4,492	$13,641	$8,700

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	9	9	9	10
Sales and marketing	61	70	57	61
Technology and development	25	24	25	25
General and administrative	19	19	20	20

Total costs and expenses	114	122	112	116

Loss from operations	(14)	(22)	(12)	(16)
Other income	0	0	0	0

Net loss	(13%)	(22%)	(12%)	(16%)

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(10,477)	$(10,232)	$(16,736)	$(13,979)
Other income	(284)	(115)	(503)	(170)
Depreciation and amortization expense	8,596	5,155	16,670	9,934
Share-based compensation expense	8,410	10,467	15,542	14,613

Adjusted EBITDA	$6,245	$5,275	$14,973	$10,398

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$56,051	$30,637	83%
Mortgages	6,565	5,814	13%

Total Marketplace revenue	62,616	36,451	72%
Display revenue	16,059	10,469	53%

Total revenue	$78,675	$46,920	68%

	Three Months Ended June 30,
	2014	2013
Percentage of Total Revenue:
Marketplace revenue:
Real estate	71%	65%
Mortgages	8%	12%

Total Marketplace revenue	80%	78%
Display revenue	20%	22%

Total revenue	100%	100%

Overall revenue increased by $31.8 million, or 68%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Marketplace revenue increased by 72%, and display revenue increased by 53%.

Marketplace revenue grew to $62.6 million for the three months ended June 30, 2014 from $36.5 million for the three months ended June 30, 2013, an increase of $26.2 million. Marketplace revenue represented 80% of total revenue for the three months ended June 30, 2014 compared to 78% of total revenue for the three months ended June 30, 2013. The increase in marketplace revenue was primarily attributable to the $25.4 million increase in real estate revenue, which was primarily a result of growth in the number of advertisers in our Premier Agent program to 56,818 as of June 30, 2014 from 38,807 as of June 30, 2013, representing growth of 46%, as well as price increases supported by growth in our audience across our mobile and desktop platforms. Average monthly revenue per agent increased by 20% to $320 for the three months ended June 30, 2014 from $266 for the three months ended June 30, 2013. We calculate our average monthly revenue per agent by dividing the revenue generated by our Premier Agent products in the period by the average number of Premier Agent advertisers in the period, divided again by the number of months in the period. The average number of Premier Agent advertisers is derived by calculating the average of the beginning and ending number of Premier Agent advertisers for the period. The increase in average monthly revenue per agent was primarily driven by an increase in inventory which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $0.8 million, or 13%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily a result of the March 2014 launch of Mortgage Pre-Approval, a tool that enables qualified home shoppers on Zillow to get pre-approved for a mortgage by a participating lender and receive a personalized pre-approval letter from the lender.

Display revenue was $16.1 million for the three months ended June 30, 2014 compared to $10.5 million for the three months ended June 30, 2013, an increase of $5.6 million. Display revenue represented 20% of total revenue for the three months ended June 30, 2014 compared to 22% of total revenue for the three months ended June 30, 2013. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 81.1 million average monthly unique users for the three months ended June 30, 2014 from 54.3 million average monthly unique users for the three months ended June 30, 2013, representing growth of 49%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers.

Cost of Revenue

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Cost of revenue	$6,793	$4,294	58%

Cost of revenue was $6.8 million for the three months ended June 30, 2014 compared to $4.3 million for the three months ended June 30, 2013, an increase of $2.5 million, or 58%. The increase in cost of revenue was attributable to increased headcount-related expenses of $0.8 million, including share-based compensation expense, driven by growth in headcount, increased credit card and ad serving fees of $0.7 million, a $0.5 million increase in data center operations and connectivity costs, and a $0.5 million increase in various miscellaneous expenses, including royalties and revenue sharing. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Sales and marketing	$48,075	$32,924	46%

Sales and marketing expenses were $48.1 million for the three months ended June 30, 2014 compared to $32.9 million for the three months ended June 30, 2013, an increase of $15.2 million, or 46%. The increase in sales and marketing expenses was primarily due to a $13.1 million increase in marketing and advertising expenses, primarily related to advertising spend to attract users across online and offline channels, which supports our growth initiatives, and a $0.8 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increases in marketing and advertising expense, we incurred a $0.5 million increase in tradeshow and conference expenses, including related travel costs, a $0.4 million increase in depreciation expense, and a $0.4 million increase in various miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Technology and development	$19,862	$11,071	79%

Technology and development expenses, which include research and development costs, were $19.9 million for the three months ended June 30, 2014 compared to $11.1 million for the three months ended June 30, 2013, an increase of $8.8 million, or 79%. Approximately $4.9 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $2.3 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The increase in technology and development expenses was also attributable to a $0.6 million increase in depreciation expense, a $0.5 million increase in software costs, a $0.2 million increase in consulting costs, and a $0.3 million increase in various miscellaneous expenses, including connectivity costs and travel.

Amortization expense included in technology and development for capitalized website development costs was $4.2 million and $2.8 million, respectively, for the three months ended June 30, 2014 and 2013. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $1.6 million and $1.0 million, respectively, for the three months ended June 30, 2014 and 2013. Amortization expense included in technology and development for intangible assets related to purchased data content was $1.1 million and $0.7 million, respectively, for the three months ended June 30, 2014 and 2013. Other data content expense was $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2014 and 2013. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
General and administrative	$14,706	$8,978	64%

General and administrative expenses were $14.7 million for the three months ended June 30, 2014 compared to $9.0 million for the three months ended June 30, 2013, an increase of $5.7 million, or 64%. The increase in general and administrative expenses was a result of a $3.0 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $0.9 million increase in building lease-related expenses including rent, utilities and insurance, a $0.4 million increase in professional services fees, including legal and accounting, a $0.4 million increase in travel and meals expense, a $0.3 million increase in state and local taxes and a $0.7 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$102,646	$56,746	81%
Mortgages	13,694	10,723	28%

Total Marketplace revenue	116,340	67,469	72%
Display revenue	28,578	18,417	55%

Total revenue	$144,918	$85,886	69%

	Six Months Ended June 30,
	2014	2013
Percentage of Total Revenue:
Marketplace revenue:
Real estate	71%	66%
Mortgages	9%	12%

Total Marketplace revenue	80%	79%
Display revenue	20%	21%

Total revenue	100%	100%

Overall revenue increased by $59.0 million, or 69%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Marketplace revenue increased by 72%, and display revenue increased by 55%.

Marketplace revenue grew to $116.3 million for the six months ended June 30, 2014 from $67.5 million for the six months ended June 30, 2013, an increase of $48.9 million. Marketplace revenue represented 80% of total revenue for the six months ended June 30, 2014 compared to 79% of total revenue for the six months ended June 30, 2013. The increase in marketplace revenue was primarily attributable to the $45.9 million increase in real estate revenue, which was primarily a result of growth in the number of advertisers in our Premier Agent program to 56,818 as of June 30, 2014 from 38,807 as of June 30, 2013, representing growth of 46%, as well as price increases supported by growth in our audience across our mobile and desktop platforms. Average monthly revenue per agent increased by 16% to $305 for the six months ended June 30, 2014 from $262 for the six months ended June 30, 2013. The increase in average monthly revenue per agent was primarily driven by an increase in inventory which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $3.0 million, or 28%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgage Marketplace. There were approximately 11.3 million mortgage loan requests submitted by consumers for the six months ended June 30, 2014 compared to 9.9 million mortgage loan requests submitted by consumers for the six months ended June 30, 2013, an increase of 15%.

Display revenue was $28.6 million for the six months ended June 30, 2014 compared to $18.4 million for the six months ended June 30, 2013, an increase of $10.2 million. Display revenue represented 20% of total revenue for the six months ended June 30, 2014 compared to 21% of total revenue for the six months ended June 30, 2013. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 81.1 million average monthly unique users for the six months ended June 30, 2014 from 54.3 million average monthly unique users for the six months ended June 30, 2013, representing growth of 49%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as we do not sell our entire display inventory each period and some of the inventory is sold through networks, and not directly through our sales team, which impacts the cost per impression we charge to customers.

Cost of Revenue

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Cost of revenue	$12,957	$8,424	54%

Cost of revenue was $13.0 million for the six months ended June 31, 2014 compared to $8.4 million for the six months ended June 31, 2013, an increase of $4.5 million, or 54%. The increase in cost of revenue was attributable to increased headcount-related expenses of $1.4 million, including share-based compensation expense, driven by growth in headcount, increased credit card and ad serving fees of $1.3 million, a $1.1 million increase in data center operations and connectivity costs, a $0.5 million increase in revenue share expense, and a $0.2 million increase in various miscellaneous expenses.

Sales and Marketing

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Sales and marketing	$82,973	$52,718	57%

Sales and marketing expenses were $83.0 million for the six months ended June 30, 2014 compared to $52.7 million for the six months ended June 30, 2013, an increase of $30.3 million, or 57%. The increase in sales and marketing expenses was primarily due to a $22.1 million increase in marketing and advertising expenses, primarily related to advertising spend to attract users across online and offline channels, which supports our growth initiatives, and a $1.4 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increases in marketing and advertising expense, headcount-related expenses, including share-based compensation expense, increased by $4.7 million, driven primarily by growth in the size of our sales team. We also incurred a $0.9 million increase in tradeshow and conference expenses, including related travel costs, $0.7 million increase in depreciation expense, and a $0.5 million increase in various miscellaneous sales and marketing expenses.

Technology and Development

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Technology and development	$36,832	$21,682	70%

Technology and development expenses, which include research and development costs, were $36.8 million for the six months ended June 30, 2014 compared to $21.7 million for the six months ended June 30, 2013, an increase of $15.2 million, or 70%. Approximately $7.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $4.9 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. The increase in technology and development expenses was also attributable to a $1.0 million increase in depreciation expense, a $0.9 million increase in software costs, a $0.2 million increase in consulting costs, and a $0.9 million increase in various miscellaneous expenses, including connectivity costs and travel.

Amortization expense included in technology and development for capitalized website development costs was $8.5 million and $5.3 million, respectively, for the six months ended June 30, 2014 and 2013. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $3.1 million and $2.0 million, respectively, for the six months ended June 30, 2014 and 2013. Amortization expense included in technology and development for intangible assets related to purchased data content was $2.1 million and $1.3 million, respectively, for the six months ended June 30, 2014 and 2013. Other data content expense was $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2014 and 2013.

General and Administrative

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
General and administrative	$29,395	$17,211	71%

General and administrative expenses were $29.4 million for the six months ended June 30, 2014 compared to $17.2 million for the six months ended June 30, 2013, an increase of $12.2 million, or 71%. The increase in general and administrative expenses was a result of a $6.1 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $1.8 million increase in professional services fees, including legal and accounting, a $1.7 million increase in building lease-related expenses including rent, utilities and insurance, a $0.7 million increase in travel and meals expense, a $0.7 million increase in state and local taxes, a $0.5 million increase in bad debt expense, and a $0.7 million increase in various other miscellaneous expenses.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $457.9 million and $437.7 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and U.S. government agency securities. Investments as of June 30, 2014 and December 31, 2013 consisted of fixed income securities, which include U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and bonds, and municipal securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

We have executed a standby letter of credit of $2.0 million in connection with the lease of our Seattle, Washington office space and a standby letter of credit of $0.7 million in connection with the operating lease of our New York office space. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

On July 28, 2014, Zillow, HoldCo, and Trulia entered into the Merger Agreement, pursuant to which Zillow agreed, upon the terms and subject to the conditions set forth therein, to acquire Trulia.

If the Merger Agreement is terminated in certain circumstances, Zillow or Trulia, as applicable, would be required to pay the other a termination fee of $69.8 million. In addition, the Merger Agreement provides that, in certain other circumstances, Zillow would be required to pay Trulia a termination fee of $150 million.

If completed, the acquisition of Trulia will have a significant impact on our liquidity, financial position and results of operations and, as a result of the acquisition, HoldCo (as the resulting parent entity in the acquisition) will enter into a supplemental indenture in respect of Trulia’s Convertible Senior Notes due in 2020 in the aggregate principal amount of $230.0 million, which will provide, among other things, that, at the Trulia Merger Effective Time, (i) each outstanding Convertible Senior Note will no longer be convertible into shares of Trulia common stock and will be convertible solely into shares of HoldCo Class A Common Stock, pursuant to, and in accordance with, the terms of the indenture governing the Convertible Senior Notes, and (ii) HoldCo will guarantee all of the obligations of Trulia under the Convertible Senior Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually. The 2020 Notes cannot be redeemed prior to December 20, 2018. For additional information regarding the proposed acquisition of Trulia, see Note 13 to our condensed consolidated financial statements.

The following table presents selected cash flow data for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$28,875	$8,546
Cash flows used in investing activities	(106,373)	(35,975)
Cash flows provided by financing activities	14,027	8,941

Cash Flows Provided By Operating Activities

For the six months ended June 30, 2014, net cash provided by operating activities was $28.9 million. This was driven by a net loss of $16.7 million, adjusted by depreciation and amortization expense of $16.7 million, share-based compensation expense of $15.5 million, an increase in the balance of deferred rent of $2.8 million, amortization of bond premium of $1.8 million, bad debt expense of $1.2 million and a loss on disposal of property and equipment of $0.4 million. Primarily due to the increase in accounts payable since December 31, 2013, changes in operating assets and liabilities increased cash provided by operating activities by $7.3 million, which was primarily a result of increased advertising spend and related consulting costs.

For the six months ended June 30, 2013, net cash provided by operating activities was $8.5 million. This was primarily driven by a net loss of $14.0 million, adjusted by depreciation and amortization expense of $9.9 million, share-based compensation expense of $14.6 million, bad debt expense of $0.8 million, and a loss on disposal of property and equipment of $0.7 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $3.5 million.

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and maturity of short-term and long-term investments, including U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and bonds, and municipal securities, as well as the purchase of property and equipment and intangible assets, and cash paid in connection with an acquisition.

For the six months ended June 30, 2014, net cash used in investing activities was $106.4 million. This was the result of $85.4 million of net purchases of investments, $17.5 million of purchases for property and equipment and intangible assets, and $3.5 million paid in connection with an acquisition.

For the six months ended June 30, 2013, net cash used in investing activities was $36.0 million. This was the result of $23.3 million of net purchases of investments and $12.7 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

For the six months ended June 30, 2014 and 2013, our financing activities resulted entirely from the exercise of employee stock options. The proceeds from the issuance of Class A common stock from the exercise of stock options for the six months ended June 30, 2014 and 2013 was $14.0 million and $8.9 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

The following table provides a summary of our contractual obligations as of June 30, 2014:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$84,457	$7,416	$19,454	$21,063	$36,524
Purchase obligations	11,360	4,613	6,630	117	—

Total	$95,817	$12,029	$26,084	$21,180	$36,524

Our operating lease obligations consist of various operating leases for office space and equipment. For further discussion of our operating lease obligations, see Note 11 in Part I, Item 1 (Notes to Condensed Consolidated Financial Statements). We also have purchase obligations for content related to our mobile applications and websites.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed.

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

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on June 30, 2014, the court granted that request and entered a preliminary injunction. We have filed a motion requesting that the court reconsider that decision and narrow the preliminary injunction. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.

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

Risks Related to the Proposed Acquisition of Trulia

We May Not Complete the Proposed Acquisition of Trulia, Inc. Within the Time Frame We Anticipate or at All, Which Could Have a Negative Effect on our Business or our Results of Operations.

On July 28, 2014, we entered into the Merger Agreement pursuant to which all of the outstanding shares of Trulia, Inc., or Trulia, and all of the outstanding shares of our Class A common stock and Class B common stock, will be exchanged for shares in a newly formed holding company. The transaction is subject to a number of closing conditions, such as the approval of the stockholders holding a majority of the outstanding shares of Trulia common stock, the approval of shareholders of Zillow holding a majority of the voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class, antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that Trulia could receive an unsolicited proposal from a third party or that either we or Trulia could exercise our respective termination rights. In the event that the transaction is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs related to the acquisition, many of which must be paid even if the merger is not completed. We cannot provide any assurance that the Trulia transaction will be completed, that there will not be a delay in the completion of the acquisition, or that all or any of the anticipated benefits of the transaction will be obtained. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our Class A common stock could decline.

If the Merger Agreement is Terminated, We May, Under Certain Circumstances, Be Obligated to Pay a Termination Fee to Trulia. These Costs Could Require Us to Use Available Cash that Would Have Otherwise been Available for General Corporate Purposes.

If the Merger Agreement is terminated in certain circumstances, Zillow or Trulia, as applicable, would be required to pay the other a termination fee of $69.8 million. In addition, the Merger Agreement provides that, in certain other circumstances, Zillow would be required to pay Trulia a termination fee of $150 million. If the Merger Agreement is terminated, the termination fee we may be required to pay may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed merger could materially and adversely affect our business, operating results or financial condition, the price per share of our Class A common stock or our perceived acquisition value.

We May Experience Difficulties in Integrating Our and Trulia’s Operations and Realizing the Expected Benefits of the Acquisition of Trulia.

The success of the proposed acquisition of Trulia, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining with Trulia in an efficient and effective manner. We may never realize these business opportunities and growth prospects. Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.

Trulia will continue to operate independently of us until the closing of the Mergers. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Trulia’s business with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Business

If Real Estate, Rental and Mortgage Professionals or Other Advertisers Reduce or End Their Advertising Spending With Us and We are Unable to Attract New Advertisers, Our Business Would Be Harmed.

Our current financial model depends on advertising revenue generated primarily through sales to real estate agents and brokerages, rental professionals, mortgage lenders and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

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

We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing contracts for our Premier Agent program expire, we may not be successful in renewing these contracts, securing new contracts or increasing the amount of revenue we earn under a given contract over time. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce their advertising with us or choose not to advertise with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations and financial condition would be harmed. In addition, if we do not realize the benefits we expect from strategic relationships we enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed.

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

We May Be Unable to Increase Awareness of the Zillow Brand Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. In 2013 and 2014, we significantly increased our advertising investment to increase brand awareness and grow traffic. In the six months ended June 30, 2014, our marketing and advertising expenses increased by $22.1 million compared to the six months ended June 30, 2013, primarily related to increased advertising spend to acquire shoppers across online and offline channels. We expect to continue to increase our paid advertising. The results of increased paid advertising may not be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

We Have Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of June 30, 2014, we had an accumulated deficit of $100.9 million. Although we have experienced significant growth in our revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in our database for which we have sufficient data to produce the Zestimate. Similarly, we gather, and make available to our consumers, reviews on real estate, rental, mortgage and home improvement professionals, even if those reviews are unfavorable. Although real estate, rental, mortgage and home improvement professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

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

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition. See “Legal Proceedings” above in Part II, Item 1.

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

Our products and services involve the storage and transmission of users’ information, some of which may be private or include personally identifiable information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. For example, a hacker could steal a user’s profile password and manipulate information about that user’s home or post to a forum while posing as that user. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in mobile application or website performance or availability problems, the complete shutdown of our mobile applications or websites, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, we may be subject to legal claims, and users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, and advertisers may decrease or stop advertising on our mobile applications or websites. In April 2014, for example, we detected degraded performance to our website, Zillow.com, due to a saturation of available inbound network bandwidth. Upon detection, standard response protocols were immediately initiated, filtering analogous traffic and restoring network performance. This incident did not have a material adverse effect on our business, and our internal controls were not compromised. We implemented additional network detection tools to identify and filter malicious traffic to our website. Despite the additional network detection tools we implemented, we cannot ensure that we will not experience future incidents.

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

Risks Related to Ownership of Our Class A Common Stock

Our Class A Stock Price May Be Volatile, and the Value of an Investment in Our Class A Common Stock May Decline.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, since shares of our Class A common stock were sold in our initial public offering in July 2011 at a price of $20.00 per share, the closing price of our Class A common stock has ranged from $21.63 per share to $142.93 per share through June 30, 2014. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Quarterly Report on Form 10-Q and others beyond our control, including:

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

Since Zillow’s inception, our capital structure has had authorized Class A common stock and authorized Class B common stock. Our Class A common stock has one vote per share, and our Class B common stock has 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of June 30, 2014, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 39.1% and 25.5%, respectively, of the voting power of our outstanding capital stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014.

10.2	Amendment No. 4 to the Listing and Sales Agreement dated May 1, 2014 by and among Yahoo! Inc., Yahoo! Realty and Zillow, Inc.

10.3*	Letter Agreement dated June 16, 2014 by and between Zillow, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2014	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
Name: Chad M. Cohen
Title: Chief Financial Officer and Treasurer