Form 10-Q
period 2014-09-30
ZILLOW INC
filed 2014-11-06
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 34,442,419 shares of Class A common stock and 6,217,447 shares of Class B common stock were outstanding.

ZILLOW, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2014

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our proposed acquisition of Trulia, Inc.; our ability to maintain and effectively manage an adequate rate of growth; the impact of the real estate industry on our business; our ability to innovate and provide products and services that are attractive to our users and advertisers; our ability to increase awareness of the Zillow brand in a cost-effective manner; our ability to maintain or establish relationships with listings and data providers; our ability to attract consumers to our mobile applications and websites; our ability to compete successfully against existing or future competitors; the reliable performance of our network infrastructure and content delivery process; and our ability to protect our intellectual property. Further discussion of factors that may affect our business and results of operations is included in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

•	Zillow Twitter Account (https://twitter.com/zillow)

•	Zillow for Pros Twitter Account (https://twitter.com/ZillowforPros)

•	Zillow Facebook Page (https://www.facebook.com/Zillow)

•	Zillow Company Blog (http://www.zillowblog.com/)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$122,765	$201,760
Short-term investments	243,555	93,531
Accounts receivable, net of allowance for doubtful accounts of $2,396 and $1,850 at September 30, 2014 and December 31, 2013, respectively	21,794	15,234
Prepaid expenses and other current assets	8,921	4,987

Total current assets	397,035	315,512
Long-term investments	92,130	142,435
Property and equipment, net	38,335	27,408
Goodwill	96,352	93,213
Intangible assets, net	24,864	29,149
Other assets	494	346

Total assets	$649,210	$608,063

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,366	$4,724
Accrued expenses and other current liabilities	17,756	10,601
Accrued compensation and benefits	6,784	4,440
Deferred revenue	14,721	12,298
Deferred rent, current portion	834	546

Total current liabilities	53,461	32,609
Deferred rent, net of current portion	10,549	7,658
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of September 30, 2014 and December 31, 2013; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 34,410,797 and 32,934,074 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 6,217,447 and 6,468,892 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	702,030	651,913
Accumulated deficit	(116,834)	(84,121)

Total shareholders’ equity	585,200	567,796

Total liabilities and shareholders’ equity	$649,210	$608,063

See accompanying notes to condensed consolidated financial statements.

ZILLOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$88,646	$53,311	$233,564	$139,197
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	7,679	5,116	20,636	13,540
Sales and marketing	46,934	31,195	129,907	83,913
Technology and development	21,318	12,167	58,150	33,849
General and administrative	15,757	10,156	44,968	27,367
Acquisition-related costs	13,200	201	13,384	201

Total costs and expenses	104,888	58,835	267,045	158,870

Loss from operations	(16,242)	(5,524)	(33,481)	(19,673)
Other income	265	70	768	240

Loss before income taxes	(15,977)	(5,454)	(32,713)	(19,433)
Income tax benefit	—	4,265	—	4,265

Net loss	$(15,977)	$(1,189)	$(32,713)	$(15,168)

Net loss per share — basic and diluted	$(0.40)	$(0.03)	$(0.82)	$(0.43)
Weighted-average shares outstanding — basic and diluted	40,296	36,667	39,810	35,011
(1) Amortization of website development costs and intangible assets included in technology and development	$7,472	$5,092	$21,113	$13,792

See accompanying notes to condensed consolidated financial statements.

ZILLOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(32,713)	$(15,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,709	15,811
Share-based compensation expense	24,176	18,381
Release of valuation allowance on certain deferred tax assets	—	(4,265)
Loss on disposal of property and equipment	456	894
Bad debt expense	1,699	1,181
Deferred rent	3,179	(123)
Amortization of bond premium	2,628	246
Changes in operating assets and liabilities:
Accounts receivable	(8,259)	(7,267)
Prepaid expenses and other assets	(4,082)	(1,427)
Accounts payable	8,642	723
Accrued expenses	9,499	1,045
Deferred revenue	2,423	2,505

Net cash provided by operating activities	33,357	12,536
Investing activities
Proceeds from maturities of investments	109,912	42,000
Purchases of investments	(212,259)	(94,489)
Purchases of property and equipment	(24,279)	(16,434)
Purchases of intangible assets	(3,170)	(2,629)
Cash paid for acquisitions	(3,500)	(42,615)

Net cash used in investing activities	(133,296)	(114,167)
Financing activities
Proceeds from exercise of Class A common stock options	20,944	16,580
Proceeds from public offering, net of offering costs	—	253,899

Net cash provided by financing activities	20,944	270,479
Net increase (decrease) in cash and cash equivalents during period	(78,995)	168,848
Cash and cash equivalents at beginning of period	201,760	150,040

Cash and cash equivalents at end of period	$122,765	$318,888

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$4,996	$2,814
Write-off of fully depreciated property and equipment	$3,252	$3,215

See accompanying notes to condensed consolidated financial statements.

ZILLOW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow, Inc. was incorporated as a Washington corporation effective December 13, 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgages, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads, StreetEasy, and Retsly. Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling.

Proposed Acquisition Transaction

On July 28, 2014, Zillow, Zebra Holdco, Inc., a Washington corporation (“HoldCo”), and Trulia, Inc., a Delaware corporation (“Trulia”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Zillow agreed to acquire Trulia. Trulia’s mobile and web products provide buyers, sellers, renters and real estate professionals with tools and information for the home search process and provide agents with an end-to-end technology platform that enables them to find and serve clients.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) a newly-organized Washington corporation, and wholly owned subsidiary of HoldCo (“Zillow Merger Sub”), will merge with and into Zillow (the “Zillow Merger”), with Zillow as the surviving entity, and (ii) a newly-organized Delaware corporation, and wholly-owned subsidiary of HoldCo (“Trulia Merger Sub”), will merge with and into Trulia (the “Trulia Merger” and, together with the Zillow Merger, the “Mergers”), with Trulia as the surviving entity. As a result of the Mergers, both Zillow and Trulia will become wholly-owned subsidiaries of HoldCo. Pursuant to the terms of the Merger Agreement, at the effective time of the Zillow Merger (the “Zillow Merger Effective Time”), (i) each share of Zillow’s Class A common stock will be converted into the right to receive one share of Class A common stock of HoldCo (“HoldCo Class A Common Stock”), and (ii) each share of Zillow’s Class B common stock will be converted into the right to receive one share of Class B common stock of HoldCo. The Merger Agreement provides that, at the Zillow Merger Effective Time, all Zillow equity awards outstanding as of immediately prior to the Zillow Merger Effective Time will be assumed by HoldCo.

The consummation of each of the Zillow Merger and the Trulia Merger is subject to customary conditions, including: (a) approval of the Merger Agreement by Zillow’s shareholders and Trulia’s stockholders; (b) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (c) absence of any applicable restraining order or injunction prohibiting the Mergers; (d) effectiveness of a registration statement on Form S-4; (e) absence of a material adverse effect with respect to each of Zillow and Trulia; (f) accuracy of the representations and warranties of each party, subject to specified materiality thresholds; (g) performance in all material respects by each party of its obligations under the Merger Agreement; (h) authorization for listing the HoldCo Class A Common Stock on the NASDAQ Global Select Market; and (i) with respect to Zillow, the absence of certain legal proceedings that seek to restrain the Mergers or restrict the businesses of Zillow or Trulia.

The Merger Agreement contains termination rights for Trulia and Zillow applicable upon: (1) a final non-appealable order or other action prohibiting the Mergers; (2) the eighteen-month anniversary of the date of the Merger Agreement; (3) the failure of either Zillow’s shareholders or Trulia’s stockholders to approve the Mergers by the required vote; (4) a breach by the other party that cannot be cured within 30 days’ notice of such breach, if such breach would result in the failure of the conditions to closing set forth in the Merger Agreement; (5) certain “triggering events,” including a change in recommendation relating to the Mergers by the other party’s Board; and (6) in certain circumstances, Trulia’s entry into a contract with respect to a superior proposal.

Pursuant to the terms of the Merger Agreement, at the effective time of the Trulia Merger (the “Trulia Merger Effective Time”), by virtue of the Trulia Merger and without any action on the part of any stockholder, each share of Trulia common stock will be converted into the right to receive 0.444 of a share of HoldCo Class A Common Stock. The Merger Agreement provides that, at the Trulia Merger Effective Time, all Trulia equity awards outstanding as of immediately prior to the Trulia Merger Effective Time will be assumed by HoldCo. The Trulia Merger Effective Time is expected to occur promptly after the Zillow Merger Effective Time.

If the Merger Agreement is terminated in certain circumstances, Zillow or Trulia, as applicable, would be required to pay the other a termination fee of $69.8 million. In addition, the Merger Agreement provides that, in certain other circumstances, Zillow would be required to pay Trulia a termination fee of $150 million.

On September 12, 2014, HoldCo filed a Registration Statement on Form S-4 with the SEC to register the shares of HoldCo’s common stock that will be issued to shareholders of Zillow and stockholders of Trulia as consideration in the proposed acquisition in exchange for the Zillow and Trulia common stock. As of November 6, 2014, the Registration Statement on Form S-4 has not yet been declared effective by the SEC. During the three months ended September 30, 2014, Zillow incurred a total of $13.2 million in acquisition-related expenses related to the transaction, which includes $5.0 million of investment banking fees.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our proposed acquisition of Trulia; rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our mobile applications and websites, among other things.

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2014, our results of operations for the three and nine month periods ended September 30, 2014 and 2013, and our cash flows for the nine month periods ended September 30, 2014 and 2013. The results of the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any interim period or for any other future year.

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

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and U.S. government agency securities, with original maturities of less than three months. The fair value measurement of our cash equivalents is based on quoted prices in active markets for identical assets.

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

Of the short-term investments and long-term investments on hand as of September 30, 2014, 72.6% mature on or prior to September 30, 2015, and the remaining 27.4% mature on or prior to September 30, 2016.

The following tables present the balances of cash equivalents and investments as of the dates presented (in thousands):

	September 30, 2014
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$109,863	$109,863	$—
Short-term investments:
U.S government agency securities	146,533	146,533	—
Corporate notes and bonds	55,548	—	55,548
Municipal securities	19,760	—	19,760
Commercial paper	13,990	—	13,990
Certificates of deposit	7,724	—	7,724
Long-term investments:
U.S. government agency securities	54,805	54,805	—
Corporate notes and bonds	17,568	—	17,568
Certificates of deposit	10,519	—	10,519
Municipal securities	9,238	—	9,238

Total	$445,548	$311,201	$134,347

	December 31, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$184,941	$184,941	$—
U.S government agency securities	3,306	3,306	—
Short-term investments:
U.S government agency securities	78,448	78,448	—
Commercial paper	3,998	—	3,998
Corporate notes and bonds	11,085	—	11,085
Long-term investments:
U.S government agency securities	112,623	112,623	—
Corporate notes and bonds	29,812	—	29,812

Total	$424,213	$379,318	$44,895

We did not have any Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2014 or December 31, 2013.

Note 4.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2014	December 31, 2013
Website development costs	$61,456	$50,408
Computer equipment	12,058	8,238
Leasehold improvements	11,141	7,320
Software	3,294	1,807
Construction-in-progress	6,002	3,289
Office equipment, furniture and fixtures	6,055	3,661

Property and equipment	100,006	74,723
Less: accumulated amortization and depreciation	(61,671)	(47,315)

Property and equipment, net	$38,335	$27,408

We recorded depreciation expense related to property and equipment (other than website development costs) of $1.6 million and $0.8 million, respectively, during the three months ended September 30, 2014 and 2013, and $4.6 million and $2.0 million, respectively, during the nine months ended September 30, 2014 and 2013.

We capitalized $6.0 million and $5.1 million, respectively, in website development costs during the three months ended September 30, 2014 and 2013, and $17.1 million and $13.2 million, respectively, during the nine months ended September 30, 2014 and 2013. Amortization expense for website development costs included in technology and development expenses was $4.8 million and $3.2 million, respectively, during the three months ended September 30, 2014 and 2013, and $13.3 million and $8.6 million, respectively, during the nine months ended September 30, 2014 and 2013.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 5.	Goodwill

The following table presents the change in goodwill from December 31, 2013 through September 30, 2014 (in thousands):

Balance as of December 31, 2013	$93,213
Goodwill recorded in connection with June 2014 acquisition	3,139

Balance as of September 30, 2014	$96,352

The goodwill recorded in connection with the June 2014 acquisition is deductible for tax purposes.

Note 6.	Intangible Assets, net

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$16,137	$(11,968)	$4,169
Developed technology	19,195	(7,050)	12,145
Customer relationships	9,775	(3,334)	6,441
Trademarks	3,261	(1,152)	2,109

Total	$48,368	$(23,504)	$24,864

	December 31, 2013
	Cost	Accumulated Amortization	Net
Purchased content	$12,968	$(8,846)	$4,122
Developed technology	18,835	(4,417)	14,418
Customer relationships	9,775	(1,799)	7,976
Trademarks	3,261	(628)	2,633

Total	$44,839	$(15,690)	$29,149

Amortization expense recorded for intangible assets for the three months ended September 30, 2014 and 2013 was $2.6 million and $1.9 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2014 and 2013 was $7.8 million and $5.2 million, respectively. These amounts are included in technology and development expenses.

Note 7.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2014 and 2013, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2014. Therefore, no tax liability or expense has been recorded in the consolidated financial statements. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2014 and December 31, 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. We have accumulated federal tax losses of approximately $236.5 million as of December 31, 2013, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013.

We recorded an income tax benefit of $4.3 million for the three and nine month periods ended September 30, 2013 due to the use of the deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 8.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2014 or December 31, 2013.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and nine month periods ended September 30, 2014, zero shares and 251,445 shares of Class B common stock, respectively, were converted into Class A common stock at the option of the holders. During the year ended December 31, 2013, 993,634 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

On July 19, 2011, our 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and replaced our 2005 Equity Incentive Plan. The 2011 Plan contains an “evergreen” provision, pursuant to which the number of shares of Class A common stock available for issuance under the 2011 Plan can be increased on the first day of each of our fiscal years beginning in 2013 by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock and Class B common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 3,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Stock Options

All stock options granted from inception through September 30, 2014 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted stock options granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain options that were granted to our chief executive officer in December 2012 and January 2013.

The following table summarizes stock option activity for the year ended December 31, 2013 and the nine months ended September 30, 2014:

	Shares Available for Grant	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	321,678	5,462,672	$14.48	4.48	$78,912,364
Authorized increase in plan shares	2,887,064	—	—
Granted	(1,984,157)	2,009,542	43.87
Exercised	—	(2,026,829)	9.03
Forfeited or cancelled	288,679	(288,679)	31.93

Outstanding at December 31, 2013	1,513,264	5,156,706	27.09	5.43	283,008,505
Authorized increase in plan shares	1,563,827	—	—
Granted	(1,939,540)	1,939,540	95.24
Exercised	—	(1,173,210)	17.85
Forfeited or cancelled	221,071	(221,071)	60.89

Outstanding at September 30, 2014	1,358,622	5,701,965	50.87	5.45	378,217,629
Vested and exercisable at September 30, 2014		1,509,226	19.74	3.84	145,258,818

The shares available for grant identified in the above table exclude options for an aggregate of 25,385 shares that were granted in 2013 in substitution of options previously granted by StreetEasy, Inc. (“StreetEasy”). Pursuant to the terms of the 2011 Plan, such substituted stock option awards do not reduce the number of shares available for future issuance under the 2011 Plan. As of September 30, 2014, the numbers above do not include 68,232 shares of restricted stock and 137,806 restricted stock units outstanding under our 2011 Plan.

The fair value of options granted, excluding Nonemployee Director Awards and certain options granted to the Company’s chief executive officer in December 2012 and January 2013, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	55%	54%	53%-55%	50%-54%
Expected dividend yields	—	—	—	—
Risk-free interest rate	1.46%-1.60%	1.19%-1.41%	1.29%-1.60%	0.59%-1.41%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$62.63	$38.14	$43.19	$20.23

In March 2014, stock options for an aggregate of 23,010 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of options granted for the Nonemployee Director Awards, $32.60 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 54%, a risk-free interest rate of 0.69%, and a weighted-average expected life of 3.5 years. During the nine months ended September 30, 2014 and 2013, share-based compensation expense recognized in our statements of operations related to Nonemployee Director Awards was $0.8 million and $0.5 million, respectively, and is included in general and administrative expenses. There was no share-based compensation expense recognized in our statements of operations related to Nonemployee Director Awards for the three months ended September 30, 2014 and 2013.

As of September 30, 2014, there was a total of $86.4 million in unrecognized compensation cost related to unvested stock options.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2013 and the nine months ended September 30, 2014:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	340,103	$30.37
Granted	3,673	44.66
Vested	(108,379)	30.94
Forfeited or cancelled	(5,270)	25.92

Unvested outstanding at December 31, 2013	230,127	30.43
Granted	3,255	80.91
Vested	(106,816)	31.03
Forfeited or cancelled	—	—

Unvested outstanding at September 30, 2014	126,566	31.22

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of September 30, 2014, there was $3.3 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2013 and the nine months ended September 30, 2014:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2013	295,737	$38.76
Granted	97,804	81.12
Vested	(253,384)	42.53
Forfeited or cancelled	(19,034)	59.26

Unvested outstanding at December 31, 2013	121,123	64.07
Granted	96,964	102.12
Vested	(47,638)	69.94
Forfeited or cancelled	(32,643)	72.46

Unvested outstanding at September 30, 2014	137,806	85.35

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

The fair value of restricted stock units will be recorded as share-based compensation expense over the vesting period. As of September 30, 2014, there was $13.5 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$489	$185	$1,280	$524
Sales and marketing	1,885	871	4,886	9,875
Technology and development	2,748	985	7,829	3,053
General and administrative	3,512	1,727	10,181	4,929

Total	$8,634	$3,768	$24,176	$18,381

Note 10.	Net Loss Per Share

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

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Class A common stock issuable upon the exercise of stock options	3,120	3,402	3,035	3,190
Class A common stock underlying unvested restricted stock awards and restricted stock units	123	141	123	181

Total Class A common stock equivalents	3,243	3,543	3,158	3,371

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

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle, Washington (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we lease a total of approximately 155,000 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through November 2022. In April 2012, we entered into a lease agreement for office space in Irvine, California (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of approximately 60,000 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In February 2014, we entered into an operating lease in New York, New York (as amended from time to time, the “New York Lease”). Pursuant to the terms of the New York Lease, we lease a total of approximately 39,900 square feet, and we are obligated to make escalating monthly lease payments that began in August 2014 and continue through November 2024. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and Vancouver, British Columbia.

Future minimum payments for all operating leases as of September 30, 2014 are as follows (in thousands):

Remainder of 2014	$1,883
2015	9,577
2016	10,570
2017	11,713
2018	11,748
All future years	48,385

Total future minimum lease payments	$93,876

Rent expense for the three months ended September 30, 2014 and 2013 was $2.0 million and $1.1 million, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $5.1 million and $3.3 million, respectively.

Purchase Commitments

As of September 30, 2014, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $10.3 million. The amounts due for this content as of September 30, 2014 are as follows (in thousands):

Remainder of 2014	$1,233
2015	4,650
2016	3,599
2017	818

Total future purchase commitments	$10,300

Letters of Credit

We have executed a standby letter of credit of $2.0 million in connection with our Seattle Lease and a standby letter of credit of $1.1 million in connection with the operating lease of our New York office. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. We have not recorded an accrual related to these complaints as of September 30, 2014 or December 31, 2013, as we do not believe a material loss is probable.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. We have not recorded an accrual related to this complaint as of September 30, 2014 or December 31, 2013, as we do not believe a material loss is probable.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. On October 20, 2014, the Court issued an order granting our motion to dismiss the consolidated amended complaint with prejudice. Also on October 20, 2014, the Court entered a judgment dismissing the complaint with prejudice. Plaintiffs have 30 days from the date of entry of the judgment to appeal the Court’s judgment dismissing the consolidated amended complaint with prejudice. We have not recorded an accrual related to this lawsuit as of September 30, 2014 or December 31, 2013, as we do not believe a material loss is probable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on September 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of September 30, 2014, as we do not believe a material loss is probable.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation and appointed Rigrodsky & Long as lead counsel. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. The hearing on the preliminary injunction motion is set for December 3, 2014. We have not recorded an accrual related to these lawsuits as of September 30, 2014, as we do not believe a material loss is probable.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Marketplace revenue:
Real estate	$65,586	$35,254	$168,232	$92,000
Mortgages	7,106	5,742	20,800	16,465

Total Marketplace revenue	72,692	40,996	189,032	108,465
Display revenue	15,954	12,315	44,532	30,732

Total revenue	$88,646	$53,311	$233,564	$139,197

Note 13.	Subsequent Events

In October 2014, we entered into an agreement containing a non-cancelable purchase commitment for content related to our mobile applications and websites that expires in October 2021. The amount due for this content is as follows (in thousands):

Remainder of 2014	$5,718
2015	9,838
2016	3,803
2017	5,000
2018	5,000
All future years	18,000

Total future purchase commitments	$47,359

On October 20, 2014, the U.S. District Court for the Western District of Washington issued an order granting our motion to dismiss the consolidated amended complaint in the securities class action lawsuit with prejudice. Also on October 20, 2014, the Court entered a judgment dismissing the complaint with prejudice. Plaintiffs have 30 days from the date of entry of the judgment to appeal the Court’s judgment dismissing the consolidated amended complaint with prejudice. For additional information, see Note 11 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products that help people find vital information about homes, and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgages, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Agentfolio, Mortech, HotPads, StreetEasy and Retsly.

Zillow provides products and services to help consumers through every stage of homeownership – buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 50 million homes and added more than 275 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from local real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue, consisting primarily of sales to real estate agents based on the number of impressions delivered in zip codes purchased, and advertising primarily sold on a cost per click, or CPC, basis to mortgage lenders, as well as display revenue, which consists of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis.

During the three months ended September 30, 2014, we generated revenue of $88.6 million, as compared to $53.3 million in the three months ended September 30, 2013, an increase of 66%. This increase was primarily the result of a 36% increase in our Premier Agent advertisers to 60,877 as of September 30, 2014 from 44,749 as of September 30, 2013, as well as significant growth in traffic to our mobile applications and websites. There were approximately 86.0 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2014 compared to 61.1 million average monthly unique users for the three months ended September 30, 2013, representing year-over-year growth of 41%.

In addition, mortgages revenue increased $1.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, or 24%. The increase was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages. There were approximately 7.0 million mortgage loan requests submitted by consumers for the three months ended September 30, 2014 compared to 5.9 million mortgage loan requests submitted by consumers for the three months ended September 30, 2013, an increase of 18%.

During the three months ended September 30, 2014, sales and marketing expenses increased by $15.7 million compared to the three months ended September 30, 2013, primarily due to a $8.7 million increase in marketing and advertising expenses related to advertising spend to acquire shoppers across online and offline channels. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs like our “Find Your Way Home” TV advertising campaign. As such, we have invested in selective advertisements to consumers and professionals in various online and offline channels that have tested well for us.

As of September 30, 2014, we had 1,099 full-time employees, compared to 817 full-time employees as of December 31, 2013.

Proposed Acquisition Transaction

On July 28, 2014, Zillow entered into a Merger Agreement with Trulia, Inc. and Zebra Holdco, Inc., a newly formed holding company (“HoldCo”), pursuant to which Zillow agreed, upon the terms and subject to the conditions set forth therein, to acquire Trulia. During the three months ended September 30, 2014, Zillow incurred a total of $13.2 million in acquisition-related costs related to the transaction, which includes $5.0 million of investment banking fees. If completed, the acquisition of Trulia will have a significant impact on our liquidity, financial position and results of operations. For additional information regarding the proposed transaction with Trulia, see Note 1 to our condensed consolidated financial statements. Unless otherwise noted, the following discussion and analysis of our results of operations and liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of Trulia, and any forward-looking statements contained herein do not take into account the impact of such proposed acquisition.

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

	Average Monthly Unique Users for the Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands)
Unique Users	85,979	61,118	41%

Premier Agent Advertisers

The number of Premier Agent advertisers is an important driver of revenue growth because each agent pays us a fee to participate in the program. We define a Premier Agent advertiser as an agent with an active advertising contract at the end of a period.

	At September 30,		2013 to 2014 % Change
	2014	2013
Premier Agent Advertisers	60,877	44,749	36%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes revenue from impressions delivered under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes CPC advertising sold to mortgage lenders related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

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

In Zillow Mortgages, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgages are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users click for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user clicks on a mortgage advertisement or to obtain additional information about a mortgage loan quote.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2014 and 2013, we did not have reportable taxable income, and we are not projecting reportable taxable income for the year ending December 31, 2014. Therefore, no tax liability or expense has been recorded in the consolidated financial statements. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2014 and December 31, 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. We have accumulated federal tax losses of approximately $236.5 million as of December 31, 2013, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $6.1 million (tax effected) as of December 31, 2013.

We recorded an income tax benefit of $4.3 million for the three and nine month periods ended September 30, 2013 due to the use of the deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$88,646	$53,311	$233,564	$139,197
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	7,679	5,116	20,636	13,540
Sales and marketing (1)	46,934	31,195	129,907	83,913
Technology and development (1)	21,318	12,167	58,150	33,849
General and administrative (1)	15,757	10,156	44,968	27,367
Acquisition-related costs	13,200	201	13,384	201

Total costs and expenses	104,888	58,835	267,045	158,870

Loss from operations	(16,242)	(5,524)	(33,481)	(19,673)
Other income	265	70	768	240

Loss before income taxes	(15,977)	(5,454)	(32,713)	(19,433)

Income tax benefit	—	4,265	—	4,265

Net loss	$(15,977)	$(1,189)	$(32,713)	$(15,168)

Net loss per share — basic and diluted	$(0.40)	$(0.03)	$(0.82)	$(0.43)
Weighted-average shares outstanding — basic and diluted	40,296	36,667	39,810	35,011
Other Financial Data:
Adjusted EBITDA (3)	$14,631	$4,322	$29,788	$14,720

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$489	$185	$1,280	$524
Sales and marketing	1,885	871	4,886	9,875
Technology and development	2,748	985	7,829	3,053
General and administrative	3,512	1,727	10,181	4,929

Total	$8,634	$3,768	$24,176	$18,381

(2) Amortization of website development costs and intangible assets included in technology and development	$7,472	$5,092	$21,113	$13,792

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	9	10	9	10
Sales and marketing	53	59	56	60
Technology and development	24	23	25	24
General and administrative	18	19	19	20
Acquisition-related costs	15	0	6	0

Total costs and expenses	118	110	114	114

Loss from operations	(18)	(10)	(14)	(14)
Other income	0	0	0	0

Loss before income taxes	(18)	(10)	(14)	(14)
Income tax benefit	0	8	0	3

Net loss	(18%)	(2%)	(14%)	(11%)

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(15,977)	$(1,189)	$(32,713)	$(15,168)
Other income	(265)	(70)	(768)	(240)
Depreciation and amortization expense	9,039	5,877	25,709	15,811
Share-based compensation expense	8,634	3,768	24,176	18,381
Acquisition-related costs	13,200	201	13,384	201
Income tax benefit	—	(4,265)	—	(4,265)

Adjusted EBITDA	$14,631	$4,322	$29,788	$14,720

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$65,586	$35,254	86%
Mortgages	7,106	5,742	24%

Total Marketplace revenue	72,692	40,996	77%
Display revenue	15,954	12,315	30%

Total revenue	$88,646	$53,311	66%

	Three Months Ended September 30,
	2014	2013
Percentage of Total Revenue:
Marketplace revenue:
Real estate	74%	66%
Mortgages	8%	11%

Total Marketplace revenue	82%	77%
Display revenue	18%	23%

Total revenue	100%	100%

Overall revenue increased by $35.3 million, or 66%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Marketplace revenue increased by 77%, and display revenue increased by 30%.

Marketplace revenue grew to $72.7 million for the three months ended September 30, 2014 from $41.0 million for the three months ended September 30, 2013, an increase of $31.7 million. Marketplace revenue represented 82% of total revenue for the three months ended September 30, 2014 compared to 77% of total revenue for the three months ended September 30, 2013. The increase in marketplace revenue was primarily attributable to the $30.3 million increase in real estate revenue, which was primarily a result of growth in the number of advertisers in our Premier Agent program to 60,877 as of September 30, 2014 from 44,749 as of September

30, 2013, representing growth of 36%. Average monthly revenue per agent increased by 32% to $349 for the three months ended September 30, 2014 from $264 for the three months ended September 30, 2013. We calculate our average monthly revenue per agent by dividing the revenue generated by our Premier Agent products in the period by the average number of Premier Agent advertisers in the period, divided again by the number of months in the period. The average number of Premier Agent advertisers is derived by calculating the average of the beginning and ending number of Premier Agent advertisers for the period. The increase in average monthly revenue per agent was primarily driven by an increase in inventory which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased $1.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, or 24%. The increase was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages. There were approximately 7.0 million mortgage loan requests submitted by consumers for the three months ended September 30, 2014 compared to 5.9 million mortgage loan requests submitted by consumers for the three months ended September 30, 2013, an increase of 18%.

Display revenue was $16.0 million for the three months ended September 30, 2014 compared to $12.3 million for the three months ended September 30, 2013, an increase of $3.6 million. Display revenue represented 18% of total revenue for the three months ended September 30, 2014 compared to 23% of total revenue for the three months ended September 30, 2013. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 86.0 million average monthly unique users for the three months ended September 30, 2014 from 61.1 million average monthly unique users for the three months ended September 30, 2013, representing growth of 41%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team which impacts the cost per impression we charge to customers.

Cost of Revenue

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Cost of revenue	$7,679	$5,116	50%

Cost of revenue was $7.7 million for the three months ended September 30, 2014 compared to $5.1 million for the three months ended September 30, 2013, an increase of $2.6 million, or 50%. The increase in cost of revenue was attributable to increased headcount-related expenses of $0.9 million, including share-based compensation expense, driven by growth in headcount, increased credit card and ad serving fees of $0.7 million, a $0.5 million increase in revenue share costs, and a $0.5 million increase in various miscellaneous expenses, including data center costs and royalties. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Sales and marketing	$46,934	$31,195	50%

Sales and marketing expenses were $47.0 million for the three months ended September 30, 2014 compared to $31.2 million for the three months ended September 30, 2013, an increase of $15.7 million, or 50%. The increase in sales and marketing expenses was primarily due to an $8.7 million increase in marketing and advertising expenses, primarily related to advertising spend to attract users across online and offline channels, which supports our growth initiatives, and a $0.7 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increases in marketing and advertising expense, we incurred a $5.9 million increase in headcount-related expenses, including share-based compensation expense, driven by growth in headcount, and a $0.4 million increase in various miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Technology and development	$21,318	$12,167	75%

Technology and development expenses, which include research and development costs, were $21.3 million for the three months ended September 30, 2014 compared to $12.2 million for the three months ended September 30, 2013, an increase of $9.2 million, or 75%. Approximately $4.7 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $2.4 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content, and acquired intangible assets. The increase in technology and development expenses was also attributable to a $0.6 million increase in software costs, a $0.5 million increase in depreciation expense, a $0.4 million increase in consulting costs, and a $0.6 million increase in various miscellaneous expenses, including connectivity costs and travel.

Amortization expense included in technology and development for capitalized website development costs was $4.8 million and $3.2 million, respectively, for the three months ended September 30, 2014 and 2013. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $1.6 million and $1.2 million, respectively, for the three months ended September 30, 2014 and 2013. Amortization expense included in technology and development for intangible assets related to purchased data content was $1.0 million and $0.7 million, respectively, for the three months ended September 30, 2014 and 2013. Other data content expense was $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2014 and 2013. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
General and administrative	$15,757	$10,156	55%

General and administrative expenses were $15.8 million for the three months ended September 30, 2014 compared to $10.2 million for the three months ended September 30, 2013, an increase of $5.6 million, or 55%. The increase in general and administrative expenses was a result of a $2.8 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $1.3 million increase in building lease-related expenses including rent, utilities and insurance, a $0.5 million increase in travel and meals expense, a $0.4 million increase in consulting costs, and a $0.6 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Acquisition-related costs	$13,200	$201	6,467%

Acquisition-related costs were $13.2 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013, an increase of $13.0 million. Acquisition-related costs for the three months ended September 30, 2014 were a result of the proposed acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees. Acquisition-related costs for the three months ended September 30, 2013 were a result of the acquisition of StreetEasy, Inc. We expect our acquisition-related costs to increase in future periods in connection with our proposed acquisition of Trulia.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$168,232	$92,000	83%
Mortgages	20,800	16,465	26%

Total Marketplace revenue	189,032	108,465	74%
Display revenue	44,532	30,732	45%

Total revenue	$233,564	$139,197	68%

	Nine Months Ended September 30,
	2014	2013
Percentage of Total Revenue:
Marketplace revenue:
Real estate	72%	66%
Mortgages	9%	12%

Total Marketplace revenue	81%	78%
Display revenue	19%	22%

Total revenue	100%	100%

Overall revenue increased by $94.4 million, or 68%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Marketplace revenue increased by 74%, and display revenue increased by 45%.

Marketplace revenue grew to $189.0 million for the nine months ended September 30, 2014 from $108.5 million for the nine months ended September 30, 2013, an increase of $80.6 million. Marketplace revenue represented 81% of total revenue for the nine months ended September 30, 2014 compared to 78% of total revenue for the nine months ended September 30, 2013. The increase in marketplace revenue was primarily attributable to the $76.2 million increase in real estate revenue, which was primarily a result of growth in the number of advertisers in our Premier Agent program to 60,877 as of September 30, 2014 from 44,749 as of September 30, 2013, representing growth of 36%. Average monthly revenue per agent increased by 24% to $321 for the nine months ended September 30, 2014 from $260 for the nine months ended September 30, 2013. The increase in average monthly revenue per agent was primarily driven by an increase in inventory which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $4.3 million, or 26%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages. There were approximately 18.3 million mortgage loan requests submitted by consumers for the nine months ended September 30, 2014 compared to 15.8 million mortgage loan requests submitted by consumers for the nine months ended September 30, 2013, an increase of 16%.

Display revenue was $44.5 million for the nine months ended September 30, 2014 compared to $30.7 million for the nine months ended September 30, 2013, an increase of $13.8 million. Display revenue represented 19% of total revenue for the nine months ended September 30, 2014 compared to 22% of total revenue for the nine months ended September 30, 2013. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 86.0 million average monthly unique users for the three months ended September 30, 2014 from 61.1 million average monthly unique users for the three months ended September 30, 2013, representing growth of 41%.

Cost of Revenue

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Cost of revenue	$20,636	$13,540	52%

Cost of revenue was $20.6 million for the nine months ended September 30, 2014 compared to $13.5 million for the nine months ended September 30, 2013, an increase of $7.1 million, or 52%. The increase in cost of revenue was attributable to increased headcount-related expenses of $2.2 million, including share-based compensation expense, driven by growth in headcount, increased credit card and ad serving fees of $2.0 million, a $1.5 million increase in data center operations and connectivity costs, a $1.0 million increase in revenue share expense, and a $0.4 million increase in various miscellaneous expenses.

Sales and Marketing

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Sales and marketing	$129,907	$83,913	55%

Sales and marketing expenses were $129.9 million for the nine months ended September 30, 2014 compared to $83.9 million for the nine months ended September 30, 2013, an increase of $46.0 million, or 55%. The increase in sales and marketing expenses was primarily due to a $30.9 million increase in marketing and advertising expenses, primarily related to advertising spend to attract users across online and offline channels, which supports our growth initiatives, and a $2.1 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increases in marketing and advertising expense, headcount-related expenses, including share-based compensation expense, increased by $10.6 million, driven primarily by growth in the size of our sales team. We also incurred a $0.9 million increase in depreciation expense, a $0.8 million increase in tradeshow and conference expenses, including related travel costs, and a $0.7 million increase in various miscellaneous sales and marketing expenses.

Technology and Development

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Technology and development	$58,150	$33,849	72%

Technology and development expenses, which include research and development costs, were $58.2 million for the nine months ended September 30, 2014 compared to $33.8 million for the nine months ended September 30, 2013, an increase of $24.3 million, or 72%. Approximately $12.0 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $7.3 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content, and acquired intangible assets. The increase in technology and development expenses was also attributable to a $1.5 million increase in software costs, a $1.4 million increase in depreciation expense, a $0.7 million increase in consulting costs, a $0.4 million increase in loss on disposal of property and equipment, and a $0.8 million increase in various miscellaneous expenses, including data acquisition costs, connectivity costs, and travel.

Amortization expense included in technology and development for capitalized website development costs was $13.3 million and $8.6 million, respectively, for the nine months ended September 30, 2014 and 2013. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $4.7 million and $3.2 million, respectively, for the nine months ended September 30, 2014 and 2013. Amortization expense included in technology and development for intangible assets related to purchased data content was $3.1 million and $2.0 million, respectively, for the nine months ended September 30, 2014 and 2013. Other data content expense was $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2014 and 2013.

General and Administrative

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
General and administrative	$44,968	$27,367	64%

General and administrative expenses were $45.0 million for the nine months ended September 30, 2014 compared to $27.4 million for the nine months ended September 30, 2013, an increase of $17.6 million, or 64%. The increase in general and administrative expenses was a result of an $8.9 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $2.9 million increase in building lease-related expenses including rent, utilities, and insurance, a $1.5 million increase in professional services fees, including legal and accounting, a $1.2 million increase in travel and meals expense, a $0.9 million increase in city and state taxes, a $0.6 million increase in consulting costs, a $0.5 million increase in bad debt expense, a $0.4 million increase in software costs, and a $0.7 million increase in various other miscellaneous expenses.

Acquisition-Related Costs

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Acquisition-related costs	$13,384	$201	6,559%

Acquisition-related costs were $13.4 million for the nine months ended September 30, 2014 compared to $0.2 million for the nine months ended September 30, 2013, an increase of $13.2 million. Acquisition-related costs for the nine months ended September 30, 2014 were primarily a result of the proposed acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees. Acquisition-related costs for the nine months ended September 30, 2013 were a result of the acquisition of StreetEasy, Inc.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $458.5 million and $437.7 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and U.S. government agency securities. Investments as of September 30, 2014 and December 31, 2013 consisted of fixed income securities, which include U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and bonds, and municipal securities. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

We have executed a standby letter of credit of $2.0 million in connection with the lease of our Seattle, Washington office space and a standby letter of credit of $1.1 million in connection with the operating lease of our New York office space. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

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

If completed, the acquisition of Trulia will have a significant impact on our liquidity, financial position and results of operations and, as a result of the acquisition, HoldCo (as the resulting parent entity in the acquisition) will enter into a supplemental indenture in respect of Trulia’s Convertible Senior Notes due in 2020 in the aggregate principal amount of $230.0 million, which will provide, among other things, that, at the Trulia Merger Effective Time, (i) each outstanding Convertible Senior Note will no longer be convertible into shares of Trulia common stock and will be convertible solely into shares of HoldCo Class A Common Stock, pursuant to, and in accordance with, the terms of the indenture governing the Convertible Senior Notes, and (ii) HoldCo will guarantee all of the obligations of Trulia under the Convertible Senior Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually. The 2020 Notes cannot be redeemed prior to December 20, 2018. For additional information regarding the proposed acquisition of Trulia, see Note 1 to our condensed consolidated financial statements.

The following table presents selected cash flow data for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$33,357	$12,536
Cash flows used in investing activities	(133,296)	(114,167)
Cash flows provided by financing activities	20,944	270,479

Cash Flows Provided By Operating Activities

For the nine months ended September 30, 2014, net cash provided by operating activities was $33.4 million. This was driven by a net loss of $32.7 million, adjusted by depreciation and amortization expense of $25.7 million, share-based compensation expense of $24.2 million, an increase in the balance of deferred rent of $3.2 million, amortization of bond premium of $2.6 million, bad debt expense of $1.7 million, and a loss on disposal of property and equipment of $0.5 million. Primarily due to the increase in accounts payable and accrued expenses since December 31, 2013, which, in turn, were primarily a result of increased advertising spend and related consulting costs, changes in operating assets and liabilities increased cash provided by operating activities by $8.2 million.

For the nine months ended September 30, 2013, net cash provided by operating activities was $12.5 million. This was primarily driven by a net loss of $15.2 million, adjusted by share-based compensation expense of $18.4 million, depreciation and amortization expense of $15.8 million, a $4.3 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of StreetEasy, Inc., bad debt expense of $1.2 million, and loss on disposal of property and equipment of $0.9 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $4.4 million.

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

For the nine months ended September 30, 2014, net cash used in investing activities was $133.3 million. This was the result of $102.3 million of net purchases of investments, $27.4 million of purchases for property and equipment and intangible assets, and $3.5 million paid in connection with an acquisition.

For the nine months ended September 30, 2013, net cash used in investing activities was $114.2 million. This was the result of $52.5 million of net purchases of investments, $42.6 million paid in connection with the acquisition of StreetEasy, Inc., and $19.1 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

For the nine months ended September 30, 2014, our financing activities resulted entirely from the exercise of employee stock options. The proceeds from the issuance of Class A common stock from the exercise of stock options for the nine months ended September 30, 2014 was $20.9 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

The following table provides a summary of our contractual obligations as of September 30, 2014:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$93,876	$8,869	$22,001	$22,181	$40,825
Purchase obligations	10,300	4,632	5,668	—	—

Total	$104,176	$13,501	$27,669	$22,181	$40,825

Our operating lease obligations consist of various operating leases for office space and equipment. We also have purchase obligations for content related to our mobile applications and websites. For further discussion of our operating lease and purchase obligations, see Note 11 and Note 13 in Part I, Item 1 (Notes to Condensed Consolidated Financial Statements).

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Inc. (“StreetEasy”) and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, and took responsibility for the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. On October 20, 2014, the Court issued an order granting our motion to dismiss the consolidated amended complaint with prejudice. Also on October 20, 2014, the Court entered a judgment dismissing the complaint with prejudice. Plaintiffs have 30 days from the date of entry of the judgment to appeal the Court’s judgment dismissing the consolidated amended complaint with prejudice.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on June 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.

In August 2014, four purported class action lawsuits were filed by plantiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On

September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation and appointed Rigrodsky & Long as lead counsel. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. The hearing on the preliminary injunction motion is set for December 3, 2014.

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

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. However, you should carefully consider the factors discussed in our Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated July 28, 2014, among Zillow, Inc., Zebra Holdco, Inc. and Trulia, Inc. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2014, and incorporated herein by reference).*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zillow agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2014	ZILLOW, INC.

	By:	/s/ CHAD M. COHEN
Name: Chad M. Cohen
Title: Chief Financial Officer and Treasurer