Form 10-K
period 2014-12-31
ZILLOW INC
filed 2015-02-17
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35237

ZILLOW, INC.

(Exact name of registrant as specified in its charter)

Washington	20-2000033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip code)

(206) 470-7000

https://twitter.com/zillow

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $4,627,866,009.

As of February 4, 2015, 34,614,982 shares of the Registrant’s Class A common stock and 6,217,447 shares of the Registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

ZILLOW, INC.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2014

As used in this Annual Report on Form 10-K, the terms “Zillow,” “the Company,” “we,” “us” and “our” refer to Zillow, Inc., unless the context indicates otherwise.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our proposed acquisition of Trulia, Inc., as well as those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business

Mission

Our mission is to build the largest, most trusted and vibrant home-related marketplace to empower consumers with information and tools to make smart decisions about homes, real estate and mortgages.

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes, and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgages, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Mortech, HotPads, StreetEasy and Retsly. Zillow was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006.

Zillow provides products and services to help consumers through every stage of homeownership—buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 50 million homes and have added more than 280 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information, and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites.

Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes. We present residential real estate data in novel ways that have revolutionized the way consumers search for, find and understand home-related information and make real estate decisions.

Consumers increasingly are turning to the Internet and mobile devices for real estate information. For the three months ended December 31, 2014, we estimate that 76.7 million average monthly unique users visited Zillow’s mobile applications and websites, representing year-over-year growth of 41%. For additional information regarding key growth drivers, see “Key Growth Drivers” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sixty-five percent of our traffic now comes from a mobile device; on weekends it’s more than 70%. We operate the most popular suite of mobile real estate applications across all major mobile platforms. During December 2014, 420 million homes were viewed on Zillow on a mobile device, or 157 homes per second. We monetize our marketplace business on mobile in the same way we do on our web platform.

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

We generate revenue from local real estate professionals, mortgage professionals, rental professionals and brand advertisers. Our revenue includes marketplace revenue, consisting primarily of sales to real estate agents based on the number of impressions delivered on our buyer’s agent list in zip codes purchased, and advertising primarily sold on a cost per click, or CPC, basis to mortgage lenders, as well as display revenue, which consists of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis. Our revenue has grown significantly since our initial website launch in 2006. For the year ended December 31, 2014, we generated revenue of $325.9 million, as compared to $197.5 million for the year ended December 31, 2013, an increase of 65%.

Proposed Acquisition of Trulia, Inc.

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

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) a newly-organized Washington corporation, and wholly owned subsidiary of HoldCo (“Zillow Merger Sub”), will merge with and into Zillow (the “Zillow Merger”), with Zillow as the surviving entity, and (ii) a newly-organized Delaware corporation, and wholly-owned subsidiary of HoldCo (“Trulia Merger Sub”), will merge with and into Trulia (the “Trulia Merger” and, together with the Zillow Merger, the “Mergers”), with Trulia as the surviving entity. As a result of the Mergers, both Zillow and Trulia will become wholly-owned subsidiaries of HoldCo. Pursuant to the terms of the Merger Agreement, at the effective time of the Zillow Merger (the “Zillow Merger Effective Time”), (x) each share of Zillow’s Class A common stock will be converted into the right to receive one share of Class A common stock of HoldCo (“HoldCo Class A Common Stock”), and (y) each share of Zillow’s Class B common stock will be converted into the right to receive one share of Class B common stock of HoldCo. The Merger Agreement provides that, at the Zillow Merger Effective Time, all Zillow equity awards outstanding as of immediately prior to the Zillow Merger Effective Time will be assumed by HoldCo. In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Trulia Merger (the “Trulia Merger Effective Time”), by virtue of the Trulia Merger and without any action on the part of any stockholder, each share of Trulia common stock will be converted into the right to receive 0.444 of a share of HoldCo Class A Common Stock. The Merger Agreement provides that, at the Trulia Merger Effective Time, all Trulia equity awards outstanding as of immediately prior to the Trulia Merger Effective Time will be assumed by HoldCo. Upon consummation of the mergers, Holdco Class A Common Stock is expected to be listed for trading on the NASDAQ Global Select Market.

On September 12, 2014, HoldCo filed a Registration Statement on Form S-4 with the SEC to register the shares of HoldCo’s common stock that will be issued to shareholders of Zillow and stockholders of Trulia as consideration in the proposed acquisition in exchange for the Zillow and Trulia common stock. The Registration Statement on Form S-4 was declared effective by the SEC on November 17, 2014. On December 18, 2014, Zillow’s shareholders and Trulia’s stockholders approved the Mergers. On February 13, 2015, Zillow announced that it received notification from the Federal Trade Commission (“FTC”) that the FTC closed its investigation and would take no action against the proposed transaction. As a result, closing conditions related to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have been satisfied. The proposed transaction remains subject to the satisfaction of a number of customary closing conditions, and Zillow anticipates that it will be completed as early as February 17, 2015.

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

Large Market Opportunities

Based on external and internal assessments, we believe our current addressable markets include the following:

Purchase and Sale—Sales of approximately 4.9 million existing and 435 thousand new homes in the United States in 2014 had an aggregate transaction value of approximately $1.4 trillion, according to data published in 2015 by the U.S. Census Bureau and the National Association of REALTORS®. There are approximately 1.9 million licensed real estate professionals in the United States, according to data published in 2012, 2013 and 2014 by the Association of Real Estate License Law Officials. In an effort to acquire new client relationships and sell homes, U.S. real estate agents and brokers spent an estimated $8.5 billion on residential advertising in 2014, according to a forecast from Borrell Associates released in 2015. In addition, U.S. real estate developers spent an estimated $1.5 billion on residential advertising in 2014, also according to a forecast from Borrell Associates released in 2015. In the United States, there are 205 million people residing in owner-occupied housing, according to data published by the U.S. Census Bureau in November 2013. Approximately 29% of movers in 2013, or 10.5 million people, were homeowners, according to the U.S. Census Bureau migration data published in November 2013.

Rentals—In the fourth quarter of 2014, there were approximately 45.3 million rental housing units in the United States, with a national vacancy rate of 7.0%, according to data published by the U.S. Census Bureau in January 2015. According to data published by the U.S. Census Bureau from the American Housing Survey and the Current Population Survey/Housing Vacancy Survey, approximately:

•	9.0% of rental units (4.1 million) are located in buildings with 50 or more units;

•	8.5% of rental units (3.8 million) are located in buildings with 20 to 49 units;

•	12.1% of rental units (5.5 million) are located in buildings with 10 to 19 units;

•	12.7% of rental units (5.7 million) are located in buildings with 5 to 9 units;

•	19.3% of rental units (8.7 million) are located in small multi-family structures of 2-4 units;

•	38.4% of rental units (17.4 million) are 1-unit structures.

In 2013, U.S. large multi-family rental property (structures with 5 or more units) managers and landlords experienced annual unit turnover of approximately 52%, and spent an estimated $159 per unit on advertising and approximately $206 per unit in lease concessions, according to data presented in the National Apartment Association’s 2014 Survey of Operating Income & Expenses in Rental Communities. Based on this data, we estimate that these rental professionals spend approximately $5.0 billion per year to attract and retain renters. According to a forecast from Borrell Associates released in 2015, U.S. rental property managers spent an estimated $2.9 billion on residential advertising in 2014, which excludes lease concessions. In the United States, there are 102.3 million people residing in rental housing units, according to data published by the U.S. Census Bureau in 2013. Approximately 71% of movers in 2013, or 25.5 million people, were renters, according to the U.S. Census Bureau migration data published in November 2013.

Home Financing—According to a forecast from the Mortgage Bankers Association published in January 2015, approximately $1.1 trillion in U.S. residential mortgage originations occurred in 2014. U.S. residential mortgage providers spent approximately $5.8 billion in 2014 marketing their services and loan products to mortgage borrowers, according to data presented in industry research reports from IBISWorld Inc. released in 2014.

Home Maintenance and Improvement—Spending on home improvements and repairs totaled $275 billion in 2011, according to the Joint Center for Housing Studies of Harvard University in a January 2013 report. As noted in the report, 82% of home improvement and repair spending was on owner-occupied homes, with the remainder on rental units. Spending on advertising by the home improvement industry was approximately $10.9 billion in 2014, according to data presented in industry research reports from IBISWorld Inc. released in 2014.

Display Advertising—We estimate that companies external to the real estate, mortgage and home improvement industries seeking to reach consumers like those who visit Zillow spent approximately $3.9 billion in 2013 on Web display, mobile and digital video advertising, based on data published by the Interactive Advertising Bureau in 2014.

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

Absence of Consumer Orientation

Historically, consumers had minimal access to comprehensive and objective residential real estate data, even though many home-related decisions are extraordinarily information-intensive. While real estate, rental, mortgage and home improvement professionals had some data, consumers did not have free, independent and easy access to data. Even when accessible, the data were difficult to interpret and analyze.

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

•	Property facts: Zestimate and its corresponding value range, number of bedrooms, number of bathrooms, square footage, lot size, assessed tax value and property type such as single-family, condominium, apartment, multifamily, manufactured home or land.

•	Listing information: price, price history and reductions, dollars per square foot, days on the market, listing type (such as for sale by agent, for sale by owner, pre-market inventory, which includes foreclosure, pre-foreclosure, Coming Soon and Make Me Move listings, new construction and rental homes), open houses, property photos and estimated monthly mortgage payment.

•	Purchase and sale data: prior sales information and recent sales nearby.

We synthesize data from hundreds of automated feeds, representing information from tens of thousands of public and private sources. Applying extensive computer analytics to the data, we transform it into information that is accessible, understandable and useful.

We refer to the database as “living” because the information is continually updated by the combination of our proprietary algorithms, synthesis of third-party data from hundreds of sources, and through improvements by us and, importantly, by our community of users. User-generated content from owners, agents and others enriches our database with photos and additional property information. More than 60 million pieces of user-generated content have been manually contributed to Zillow, and this is growing by an average of more than 1.5 million contributions per month. Individuals and businesses that use Zillow have updated information on more than 50 million homes in our database and added more than 280 million home photos, creating exclusive home profiles not available anywhere else. Our inimitable database enables us to create content, products and services not available anywhere else, and attracts an active, vibrant community of users. As of December 31, 2014, we had published more than one million reviews, including more than 960,000 reviews of local real estate agents and 125,000 reviews of mortgage professionals submitted by our users. In addition, our users had submitted more than 970,000 questions and answers in our discussion forum, Zillow Advice. Zillow Advice allows consumers to ask questions of real estate, rental, mortgage and home improvement professionals and other consumers and quickly learn more about homes and real estate topics of interest. In particular, many of our dedicated active contributors devote substantial time sharing their expertise about Zillow and the real estate market on Zillow Advice. Real estate, rental, mortgage and home improvement professionals who participate in Zillow Advice play a key role in helping to educate consumers, and benefit from exposure to consumers and resulting referrals.

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

Users can browse tens of thousands of photos and see Zillow’s proprietary Digs Estimates for the estimated cost, based on where they live, of the actual bathrooms and kitchens they are viewing. Unique to Zillow, Digs Estimates give consumers the estimated cost of thousands of real bathrooms and kitchens in Zillow Digs’ ever-increasing portfolio of photos and are computed using Zillow’s proprietary algorithm, which includes real-world data from local contractors such as size, materials, finish level, and regional labor and material rates. The Digs Estimates’ technology helps home shoppers and homeowners create more realistic budgets appropriate for their specific market.

•	Powerful Brand and Scale. We have established a powerful brand identity and built a large user community. The majority of our traffic comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow brand. During December 2014, we estimate that 73.5 million unique users visited Zillow’s mobile applications and websites, representing year-over-year growth of 41%. For additional information regarding key growth drivers, see “Key Growth Drivers” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Mobile Leadership and Monetization. Shopping for a home is a far more meaningful consumer experience when it occurs curbside, untethered and on location, so we have developed and operate the most popular suite of mobile real estate applications across all major platforms. During December 2014, 420 million homes, or 157 homes per second, were viewed on Zillow on a mobile device. Sixty-five percent of our traffic now comes from a mobile device; on weekends it’s more than 70%. Our suite of mobile applications includes 28 distinct real estate, rental, mortgage and home improvement applications that enable people to access and analyze information where, when and how they want it. We monetize our marketplace business on our mobile platform in the same way we do on our web platform.

•	Independent Market Positions and Consumer Focus. Zillow has been built independent of any real estate industry group. We maintain an unwavering commitment to giving consumers free access to as much useful information as possible. We provide unbiased information, products and services, empowering consumers to make informed decisions about homes and the residential real estate market. We believe our independence enables us to create compelling products and services with broad consumer appeal.

•	Multiple Robust Home-Related Marketplaces. We have created trusted and transparent marketplaces in real estate, rentals, mortgages and home improvement where consumers can identify and connect with local professionals that are best suited to meet their needs. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Technology Solutions for Professionals. We offer a suite of marketing and technology solutions to help real estate, rental and mortgage professionals grow their businesses and personal brands, including agent-only features on our mobile real estate applications.

•	Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, in Zillow Mortgages consumers can anonymously submit mortgage loan requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders. Consumers can then choose to contact those lenders at their discretion. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. For the year ended December 31, 2014, consumers submitted more than 25.7 million mortgage loan requests in Zillow Mortgages.

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

•	Proven Management Team. We believe the broad experience and depth of our management team are distinct competitive advantages in the complex and evolving industry in which we compete. The Zillow management team has an extensive history building successful consumer Internet companies. In particular, we believe that the shared experience of our executives, many who held similar positions together at Expedia, Inc., provides our management team with unique cohesion and insight.

Growth Strategies

Our growth strategies are:

•	Focus on Consumers. Maintain our unwavering focus on consumers and leverage our industry independence to enhance existing products and services and develop new offerings with broad consumer appeal.

•	Enhance Our Living Database. Enhance the information in our database of homes, and use it as the foundation for new analyses, insights and tools to inform consumers throughout the home ownership lifecycle.

•	Leverage Our Mobile Leadership. Innovate and expand our offerings for mobile devices, launching more applications and extending our brand and products across additional mobile platforms.

•	Deepen and Strengthen and Expand Our Marketplaces. Deepen and strengthen our marketplaces by creating new opportunities for high-quality consumer-initiated connections with real estate, rental, mortgage and home improvement professionals when consumers want their services. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Efficiently Increase Brand Awareness. Expand targeted advertising programs, public relations, social media and content distribution to efficiently increase brand awareness.

•	Expand Our Platform. Expand our platform beyond advertising services for real estate, rental, mortgage and home improvement professionals by developing additional marketing and business technology solutions to help those professionals manage and grow their businesses and personal brands.

•	Optimize Opportunities for Premier Agent Participation. Optimize opportunities for Premier Agent participation in our marketplaces through development of a broad variety of marketing and business technology solutions.

•	Leverage Our Sales Force. Leverage our sales force’s expertise with new advertising and technology offerings.

•	Pursue Strategic Opportunities. Pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position, enhance our capabilities and accelerate our growth. For example, in July 2014, Zillow announced its planned acquisition of Trulia, Inc., which is expected to be completed as early as February 17, 2015. The acquisition aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the planned addition of Trulia, Zillow expects to offer more real estate tools and services that empower consumers and drive more business for real estate professionals.

Advertising Products and Services

We provide advertising products and services for real estate, rental, mortgage and home improvement professionals that enable them to create and promote useful content for consumers.

Marketplace Advertising

Premier Agent Program

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. Our multi-tiered Premier Agent advertising program, along with our Diverse Solutions agent website services, our CRM tools, and our Postlets syndication tool, extend our platform beyond just marketing services for real estate agents to a platform that also includes other types of trade services and tools.

Zillow Mortgages

In Zillow Mortgages, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. For the year ended December 31, 2014, consumers submitted more than 25.7 million mortgage loan requests in Zillow Mortgages. Consumers decide if and when to contact the mortgage professionals who provide quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans.

Zillow Rentals

Zillow continues to develop its rental marketplace on mobile and Web. In October 2012, we launched Zillow Rentals, a free marketplace for consumers and suite of tools for rental professionals, which includes listing distribution across the Zillow Rental Network, reaching millions of renters on Zillow.com, Zillow Mobile, Yahoo!® Homes, HGTV®’s FrontDoor™, MSN®, MyNewPlace.com and HotPads. Zillow now operates ten dedicated apps for renters and rental professionals, available across multiple platforms.

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

A Zestimate is our estimated current market value of a home. We generate Zestimates using a variety of information, including:

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

We use proprietary automated valuation models that apply advanced algorithms to analyze our data to identify relationships within a specific geographic area between home-related data and actual sales prices. Home characteristics, such as square footage, location or the number of bathrooms, are given different weights according to their influence on home sale prices in each specific geographic area over a specific period of time, resulting in a set of valuation rules, or models, that are applied to generate each home’s Zestimate.

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

Digs Estimates

With Zillow Digs, home shoppers and homeowners can find visual inspiration and understand the cost of remodeling projects. Users can browse tens of thousands of photos and see Zillow’s proprietary Digs Estimates for the estimated cost, based on where they live, of the actual bathrooms and kitchens they are viewing. Unique to Zillow, Digs Estimates give consumers the estimated cost of thousands of real bathrooms and kitchens in Zillow Digs’ ever-increasing portfolio of photos and are computed using Zillow’s proprietary algorithm, which includes real-world data from local contractors such as size, materials, finish level, and regional labor and material rates. The Digs Estimates’ technology helps home shoppers and homeowners create more realistic budgets appropriate for their specific market.

Rich, Searchable Home-Related Data and Analysis

We provide consumers and real estate professionals with a rich set of home-related information. Through our mobile applications and websites, users can access detailed information about homes, including:

Value Information	Zestimate	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Rental price	Zillow Home Value Index Forecasts
	Make Me Move price	Tax-assessed value
	Easy links to county assessor records	Property taxes paid
	Digs Estimates	Price per square foot
	Regional foreclosure statistics	Regional 12 month home value forecast

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type
	Construction quality	Garage size

Neighborhood Information	School district	School ratings
	Elementary school	Walkability
	Middle school	Transit access
High school

For Sale Listing Details	Price	Price reductions
	Listing agent information	Days on Zillow
	Listing brokerage information	MLS number
	Link to listing source	Foreclosure stage and details
	Property type and property features	Home overview description
	Open house dates and times	Neighborhood name and description
	Virtual tour	Coming Soon on market date

Rental Listing Details	Building name and number of stories	Property manager
	Rent amount and lease terms	Parking availability
	Application and deposit fees	Utilities and amenities
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

Our team of economists and statisticians generates unbiased local and national real estate data and analysis on 929 metropolitan areas and approximately 10,400 individual neighborhoods that we provide to consumers and real estate, rental, mortgage and home improvement professionals at no cost. This gives our users access to local market trends and data, such as home price cuts, list to sale price ratio and foreclosure data that was historically not easily obtained, if available at all. Users can compare these metrics across neighborhoods and different time periods using our real-time charting and filtering.

For Sale and Rental Listings

We provide comprehensive for sale and rental listings through relationships with real estate brokerages, real estate listings aggregators, multiple listing services, apartment management companies, home builders and other third-parties. In addition, we provide consumers with access to exclusive home listings, such as our Make Me Move listings, which are a homeowner’s posted price at which they would be willing to move. We also show listings that may not be available on other sources, including for sale by owner, pre-market inventory, including our Coming Soon listings, and rental listings. Real estate agents and landlords may feature and gain more exposure for their listings through our advertising products.

For the year ended December 31, 2014, a substantial portion of the listings displayed on our mobile applications and websites was provided to us pursuant to a Platform Services Agreement with Threewide Corporation (“Threewide”). Under the terms of this agreement, Threewide granted to us a nonexclusive license to display listings on our mobile applications and websites. This agreement has a 48-month term, beginning in April 2011. Pursuant to its terms, the Platform Services Agreement will expire on April 7, 2015. In January 2015, we launched the Zillow Data Dashboard, a new listing management and reporting platform that allows Multiple Listing Services, or MLSs, and brokers to provide listings directly to Zillow.

Marketplace of Real Estate Agents

We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including more than 960,000 ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization, number of listings and number of contributions to Zillow Advice.

Marketplace of Mortgage Professionals

In Zillow Mortgages, consumers can anonymously request free, personalized mortgage quotes from consumer-rated and -reviewed lenders. Consumers can then choose to contact those lenders at their discretion. For the year ended December 31, 2014, consumers submitted more than 25.7 million mortgage loan requests in Zillow Mortgages. As of December 31, 2014, we had published 125,000 reviews of mortgage professionals submitted by our users.

Home-Related Advice and Discussions

Consumers have many questions and often seek advice during various stages of their home-ownership lifecycle. The Zillow Advice section of our Zillow.com website captures questions and discussion topics from our users, both consumers and real estate, rental, mortgage and home improvement professionals. This allows our consumers to ask questions of other consumers and real estate, rental, mortgage and home improvement professionals and quickly learn more about relevant topics. Our users have submitted more than 970,000 questions and answers to Zillow Advice as of December 31, 2014. Zillow Advice also provides real estate, rental, mortgage and home improvement professionals with an opportunity to help educate consumers and demonstrate their local expertise. These discussions and content are also indexed and searchable by geography and other custom parameters, allowing users to quickly find the information they seek. Email updates are used to provide ongoing monitoring and delivery of posts related to topics of interest.

Mobile Access

We operate the most popular suite of mobile real estate applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate, rental, mortgage and home improvement professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer standing curbside at a home for sale can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can call a real estate professional through our mobile applications to get more information or schedule a showing. During December 2014, 420 million homes were viewed on Zillow on a mobile device, which equates to 157 homes per second.

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

At Zillow, marketing begins with product development, which then becomes amplified by effective brand advertising and marketing communications. We create immersive consumer products that people want to use frequently, talk about and share. The engaging nature of our products enables us to execute compelling advertising campaigns integrated with our robust and viral communications program, which together comprise the primary drivers of our brand awareness and traffic acquisition efforts. We launched our consumer brand with communications at the core of our marketing strategy. Next, after years of vigorous field testing, we began large-scale national advertising in early 2013 on television and across other complementary channels. In part as a result of these advertising efforts, our traffic has grown to an estimated 76.7 million average monthly unique users for the three months ended December 31, 2014, an increase of 41% compared to the three months ended December 31, 2013. The majority of our traffic and brand awareness comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow brand.

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

We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 805 U.S. markets. Data is released on a monthly and quarterly basis, and Zillow data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News, Bloomberg and MSNBC. We believe the considerable effort we have spent on public relations and social media has allowed us to build a large and credible brand.

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

Sales, Consumer Care and Customer Support

Our sales teams are responsible for generating advertising customers across our mobile applications and websites.

Our largest sales teams sell our Premier Agent products to real estate agents, and are located in Seattle, Washington and Irvine, California. We also have a sales team in Seattle, Washington that sells our rental products to rental professionals. In addition, we have sales teams in Seattle, Washington, New York, New York and Lincoln, Nebraska that support sales in our real estate and mortgage marketplaces and display advertising. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain a field sales team in San Francisco, California, New York, New York, Chicago, Illinois, and Detroit, Michigan, to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries.

We believe that consumer care and customer support are important to our success. Our consumer care and customer support teams are located primarily in Seattle, Washington. Our customer support team responds to commercial and technical issues from our advertisers, and our consumer care team responds to consumer issues from our user community. The Zillow Advice forum augments our consumer care by enabling consumers to obtain answers to questions from our employees and other members of our user community, including real estate, rental, mortgage and home improvement professionals.

Technology and Infrastructure

Zillow is a data- and technology-driven company. Our technical infrastructure, mobile applications and websites are built to provide consumers and real estate, rental, mortgage and home improvement professionals with access to rich real estate data and powerful online tools to help them accomplish their home-related goals. Many of our services are available through real-time web-based application programming interfaces that allow our information to be easily integrated into third-party websites. We provide HTML and JavaScript-based widgets to allow easy integration of Zillow information onto other websites, with little custom programming. Our technology platform is built using industry-leading third-party and internally developed software as well as open source technologies. This combination allows for rapid development and release of high-performance software in a cost-effective and scalable manner. For information about our research and development costs, see Note 2 of the accompanying notes to our consolidated financial statements included within this annual report.

Our technical infrastructure, mobile applications and websites are primarily hosted at a third-party facility located in the Seattle area. Additionally, we utilize third-party web services for cloud computing and storage to assist in service growth and redundancy. Content delivery network solutions have been put in place to ensure fast and local access to content. Development and test environments are located in a data center we manage at our corporate headquarters.

Intellectual Property

We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

Our trademarks registered in the United States and several other jurisdictions include “Zillow,” “Zillow.com,” “Zestimate,” “Dueling Digs,” “Make Me Move,” “Postlets,” “Diverse Solutions,” “dsIDXpress,” “Mortech,” “Marksman,” “Hotpads,” “Hotpads.com,” “StreetEasy,” “Streeteasy.com,” “New York City’s Homepage,” “Digs,” “Find Your Way Home,” and the Z in a house logo, as well as logos that correspond with several of our other trademarks. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.

We have seven patents issued in the United States, one that expires in 2026, two that expire in 2029, four that expire in 2030, and one patent issued in Australia that expires in 2027. These cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, the collection, storage and display of home attribute values, and providing for a multi-faceted search. We have 26 patent applications pending in the United States, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

We are the registered holder of a variety of domestic and international domain names that include “Zillow.com,” “Postlets.com,” “DiverseSolutions.com,” “Mortech.com,” “HotPads.com,” “Streeteasy.com,” our other trademarks and similar variations.

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

Competition for Advertisers

We compete for advertising customers, such as real estate professionals, with media companies, including companies dedicated to providing mobile and web-based real estate, rental, mortgage and home improvement information and services to real estate professionals and consumers, local brokerage sites and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as newspapers, television, magazines, and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate agents, mortgage lenders, property managers or rental agents to advertise their qualifications or listings. We compete for advertising revenue based on perceived return on investment, the effectiveness and relevance of our advertising products, pricing structure and our ability to effectively deliver types of ads to targeted demographics. We believe we compete favorably on these factors.

Government Regulation

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet and through mobile applications. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage brokers, banks, property managers, rental agents and some of our other customers and advertisers on our mobile applications and websites are subject to various state and federal laws and regulations relating to real estate, rentals and mortgages. We endeavor to ensure that any content created by Zillow is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and consumers for their activities through, and the content they provide on, our mobile applications and websites. Since the laws and regulations governing real estate, rentals and mortgages are constantly evolving, it is possible that some part of our business activities could fall within the scope of regulation or be prohibited altogether at some point in the future.

Employees

As of December 31, 2014, we had 1,215 full-time employees.

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

On July 28, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zebra Holdco, Inc., a Washington corporation (“HoldCo”), and Trulia, Inc., a Delaware corporation (“Trulia”), pursuant to which all of the outstanding shares of Trulia and all of the outstanding shares of our Class A common stock and Class B common stock, will be exchanged for shares in a newly formed holding company. Although the closing conditions related to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have been satisfied and we anticipate that the closing will occur as early as February 17, 2015, the transaction remains subject to other customary closing conditions. In the event that the transaction is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs related to the acquisition, many of which must be paid even if the merger is not completed. We cannot provide any assurance that the Trulia transaction will be completed, that there will not be a delay in the completion of the acquisition, or that all or any of the anticipated benefits of the transaction will be obtained. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our Class A common stock could decline.

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

Trulia will continue to operate independently of us until the closing of the transaction. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Trulia’s business with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be adversely affected.

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

We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing contracts for our Premier Agent program expire, we may not be successful in renewing these contracts, securing new contracts or increasing the amount of revenue we earn for a given contract over time. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce their advertising with us or choose not to advertise with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations and financial condition would be harmed. In addition, if we do not realize the benefits we expect from strategic relationships we enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed.

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

We May Be Unable to Increase Awareness of the Zillow Brand Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Zillow brand are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. In 2013 and 2014, we significantly increased our advertising investment to increase brand awareness and grow traffic. In the year ended December 31, 2014, our marketing and advertising expenses increased by $34.7 million compared to the year ended December 31, 2013, primarily related to increased advertising spend to acquire shoppers across online and offline channels. We expect to continue to increase our paid advertising. The results of increased paid advertising may not be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

We Have Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of December 31, 2014, we had an accumulated deficit of $127.7 million. Although we have experienced significant growth in our revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

For the year ended December 31, 2014, a substantial portion of the listings displayed on our mobile applications and websites was provided to us by a single real estate listing aggregator pursuant to a platform services agreement. These listings provide for revenue-generating opportunities as impressions are delivered through our mobile applications and websites. While these listings are available from their original sources, it would take substantial time and effort for us to aggregate these listings from all of the original sources. Pursuant to its terms, the platform services agreement will expire on April 7, 2015. In January 2015, we launched the Zillow Data Dashboard, a new listing management and reporting platform that allows Multiple Listing Services, or MLSs, and brokers to provide listings directly to Zillow. However, when the platform services agreement expires, we may not be able to fully replace the listings through the Zillow Data Dashboard or other sources in a timely manner or on terms favorable to us, if at all, which could harm our business, results of operations and financial condition.

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

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	coordination of product, engineering and sales and marketing functions;

•	retention of employees from the acquired company;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company; and

•	impairment charges associated with goodwill and other acquired intangible assets.

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

Our products and services involve the transmission and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers and credit card information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. For example, a hacker could steal a user’s profile password and manipulate information about that user’s home or post to a forum while posing as that user. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in mobile application or website performance or availability problems, the complete shutdown of our mobile applications or websites, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, we may be subject to legal claims and additional state and federal statutory requirements, users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, and advertisers may decrease or stop advertising on our mobile applications or websites. In April 2014, for example, we detected degraded performance to our website, Zillow.com, due to a saturation of available inbound network bandwidth. Upon detection, standard response protocols were immediately initiated, filtering analogous traffic and restoring network performance. This incident did not have a material adverse effect on our business, and our internal controls were not compromised. We implemented additional network detection tools to identify and filter malicious traffic to our website. Despite the additional network detection tools we implemented, we cannot ensure that we will not experience future incidents.

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

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our mobile applications and websites, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, software errors or physical or electronic break-ins, could affect the security or availability of our products and services on our mobile applications and websites and prevent or inhibit the ability of users to access our services. Since our users may rely on our products and services, including our free customer relationship management tools, for important aspects of their businesses, problems with the reliability, availability or security of our systems could damage our users’ businesses, harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition.

The majority of the communications, network and computer hardware used to operate our mobile applications and websites are located at facilities in the Seattle, Washington area. We do not own or control the operation of certain of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

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

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition. See “Legal Proceedings” below in Part I, Item 3.

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

We assist with the processing of customer credit card transactions and consumer credit report requests, which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information.

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

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $358.6 million, state net operating loss carryforwards of approximately $7.2 million (tax effected), and tax credit carryforwards of approximately $6.5 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Section 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

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

Risks Related to Ownership of Our Class A Common Stock

Our Class A Stock Price May Be Volatile, and the Value of an Investment in Our Class A Common Stock May Decline.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, since shares of our Class A common stock were sold in our initial public offering in July 2011 at a price of $20.00 per share, the closing price of our Class A common stock has ranged from $21.63 per share to $160.32 per share through December 31, 2014. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation as described in “Legal Proceedings” below in Part I, Item 3, and we may continue to be the target of this type of litigation in the future. Current and future securities litigation against us, including the pending matter described below, could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Dual Class Structure of Our Common Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow’s inception, our capital structure has had authorized Class A common stock and authorized Class B common stock. Our Class A common stock has one vote per share, and our Class B common stock has 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2014, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 38.9% and 25.4%, respectively, of the voting power of our outstanding capital stock (without giving effect to the Zillow voting agreement, as defined below). In connection with entering into the Merger Agreement related to the proposed acquisition of Trulia, Richard Barton and Lloyd Frink, in their individual capacities, entered into a voting agreement with each other (the “Zillow voting agreement”) pursuant to which they agreed to, among other things, vote their shares of Zillow common stock in favor of the Merger Agreement and in favor of approval of the mergers and any other transactions contemplated by the Merger Agreement, which they did at the special meeting of our shareholders on December 18, 2014.

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

Future Sales of Our Stock in the Public Market Could Cause Our Stock Price to Decline.

Our Class A common stock began trading on The Nasdaq Global Market on July 20, 2011. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our Class A common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares, and all of our outstanding shares are generally freely tradable, except for shares held by our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with the volume restrictions of Rule 144. Sales of a substantial number of shares of our Class A common stock could cause our stock price to decline. In addition, in connection with our contemplated acquisition of Trulia, each of Trulia’s stockholders and our shareholders approved the authorization by Holdco of nonvoting Class C capital stock in Holdco’s articles of incorporation. Accordingly, if the merger is consummated, Holdco may in the future issue shares of Class C capital stock for financings, acquisitions or equity incentives, as described in greater detail in our definitive proxy statement filed with the SEC on November 17, 2014 in connection with the special meeting of our shareholders on December 18, 2014. If the acquisition closes, the issuance by Holdco of shares of its Class C capital stock would have a dilutive effect on the economic interest of Holdco’s Class A common stock, into which our Class A common stock would be converted upon closing of the acquisition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have various operating leases for office space and equipment. In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle, Washington (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we lease a total of approximately 178,000 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through December 2024. In April 2012, we entered into a lease agreement for office space in Irvine, California (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of approximately 60,000 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In February 2014, we entered into an operating lease in New York, New York (as amended from time to time, the “New York Lease”). Pursuant to the terms of the New York Lease, we lease a total of approximately 39,900 square feet, and we are obligated to make escalating monthly lease payments that began in August 2014 and continue through November 2024. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and Vancouver, British Columbia.

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

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. On October 20, 2014, the Court issued an order granting our motion to dismiss the consolidated amended complaint with prejudice. Also on October 20, 2014, the Court entered a judgment dismissing the complaint with prejudice. On November 19, 2014, plaintiffs filed a notice of appeal of the October 20, 2014 judgment of dismissal with prejudice. Plaintiffs’ opening appellate brief must be filed by February 27, 2015.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on June 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On January 26, 2015, the plaintiffs filed a contempt motion for alleged violation of the preliminary injunction, which Zillow and Samuelson opposed. The parties are awariting a ruling from the Superior Court. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court, that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. The trial date was also extended to October 26, 2015. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation and appointed Rigrodsky & Long as lead counsel. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On

November 19, 2014, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Chancery Court that same day. The parties are currently conducting confirmatory discovery.

Although the results of litigation cannot be predicted with certainty, we currently believe we have substantial and meritorious defenses to the outstanding claims.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “Z”. Our Class B common stock is not listed and there is no established public trading market. The following table sets forth, for each quarterly period indicated, the high and low sales prices for our Class A common stock as quoted on The Nasdaq Global Select Market or The Nasdaq Global Market (as applicable):

	High	Low
Year Ended December 31, 2014:
First Quarter	$102.20	$76.00
Second Quarter	145.49	84.64
Third Quarter	164.90	112.54
Fourth Quarter	127.89	94.23

	High	Low
Year Ended December 31, 2013:
First Quarter	$57.82	$28.00
Second Quarter	63.76	48.52
Third Quarter	103.00	54.38
Fourth Quarter	91.93	70.28

As of February 4, 2015, there were 67 holders and three holders of record of our Class A common stock and our Class B common stock, respectively.

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

There were no other sales of unregistered securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common stock with the NASDAQ Composite Index and the RDG Internet Composite Index. This graph covers the period from July 20, 2011, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2014. This graph assumes that the value of the investment in our Class A common stock and each index (including reinvestment of dividends) was $100 on July 20, 2011. The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and our previously audited financial statements that are not included herein. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$325,893	$197,545	$116,850	$66,053	$30,467
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	29,461	18,810	14,043	10,575	4,973
Sales and marketing (1)	167,725	108,891	49,105	25,725	14,996
Technology and development (1)	86,406	48,498	26,614	14,143	10,651
General and administrative (1)(3)	65,503	37,919	20,024	14,268	6,684
Acquisition-related costs	21,493	376	1,267	345	—

Total costs and expenses	370,588	214,494	111,053	65,056	37,304

Income (loss) from operations	(44,695)	(16,949)	5,797	997	(6,837)
Other income	1,085	385	142	105	63

Income (loss) before income taxes	(43,610)	(16,564)	5,939	1,102	(6,774)
Income tax benefit	—	4,111	—	—	—

Net income (loss)	$(43,610)	$(12,453)	$5,939	$1,102	$(6,774)

Net income (loss) attributable to common shareholders	$(43,610)	$(12,453)	$5,939	$—	$(6,774)
Net income (loss) per share attributable to common shareholders—basic	$(1.09)	$(0.35)	$0.20	$—	$(0.53)
Net income (loss) per share attributable to common shareholders—diluted	$(1.09)	$(0.35)	$0.18	$—	$(0.53)
Weighted average shares outstanding—basic	40,009	36,029	30,194	19,815	12,770
Weighted average shares outstanding—diluted	40,009	36,029	32,709	22,305	12,770

(1) Includes share-based compensation as follows:
Cost of revenue	$1,844	$737	$380	$189	$210
Sales and marketing	7,320	10,969	2,433	388	445
Technology and development	11,681	4,660	1,886	546	389
General and administrative	13,240	7,070	1,912	822	671

Total	$34,085	$23,436	$6,611	$1,945	$1,715

(2) Amortization of website development costs and intangible assets included in technology and development	$29,487	$19,791	$11,179	$5,384	$4,184
(3) General and administrative includes a facility exit charge as follows:	$—	$—	$—	$1,737	$—

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$455,920	$437,726	$203,483	$92,136	$13,777
Property and equipment, net	41,600	27,408	16,948	7,227	4,929
Working capital	352,141	282,903	184,661	71,713	11,941
Total assets	649,730	608,063	307,549	116,668	24,013
Total shareholders’ equity	588,779	567,796	280,317	101,213	17,448

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors”.

Overview

Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products that help people find vital information about homes and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgages, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Mortech, HotPads, StreetEasy and Retsly.

Zillow provides products and services to help consumers through every stage of homeownership—buying, selling, renting, borrowing and remodeling. We are transforming the way people make home-related decisions, and enabling homeowners, buyers, sellers and renters to find and connect with local professionals best suited to meet their needs.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow have updated information on more than 50 million homes and added more than 280 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

The following is a listing of our significant milestones for the year ended December 31, 2014:

•	In January, we announced a partnership with AOL Real Estate to power the site’s home shopping experience.

•	In January, we announced the launch of the Postlets App for iPhone® and iPad®, where users can distribute their rental listings to real estate and rental sites on the Web and mobile and easily share them on social media sites.

•	In March, we announced the launch of Mortgage Pre-Approval, a tool that enables home shoppers on Zillow to request pre-approval for a mortgage.

•	In April, we announced our partnership with Beijing Yisheng Leju Information Services Co. (“Leju”), a leading real estate services company in China, to power Leju’s U.S. home shopping experience.

•	In May, we introduced the Zestimate forecast, the first consumer-focused predictive tool to estimate the future value of individual homes.

•	In May, we announced the rolling out of our third TV spot as part of our award-winning “Find Your Way Home” national advertising campaign, titled “Family Search”.

•	In June, we announced the introduction of Coming Soon inventory, whereby home shoppers can search for and find homes that are not yet on the market, but expect to be listed for sale within 30 days.

•	In June, we announced the launch of Zillow Rent Connect, a performance-focused marketing solution for multifamily property management marketers.

•	In July, we announced our partnership with MSN® to power the real estate search experience on their site.

•	In July, we announced the acquisition of Vancouver, BC-based Retsly, a software company that normalizes real estate data from multiple listing services so developers can build data-driven products for the real estate industry. The company also provides MLSs with the tools to manage software applications in their market and ensure their content is being used appropriately. The acquisition of Retsly is an extension of Zillow’s efforts to provide innovative productivity tools to help brokers, agents, franchisors and MLSs be more productive and successful.

•	In July, we announced a new partnership with RealPage, a leading provider of on-demand property management software, to help connect multifamily companies with new residents. This partnership will broaden the marketing exposure for multifamily rental companies that choose to market their rental listings on Zillow, while providing new tools and services to help them manage their listings and find their new residents more quickly.

•	In July, we announced the proposed acquisition of Trulia. For additional information regarding the proposed transaction with Trulia, see Note 1 to our consolidated financial statements.

•	In August, we announced that Mortgage Pre-Approval is available on Zillow’s mortgage and real estate apps on iPhone®, iPad® and iPod touch®.

•	In August, we announced the redesign of our HotPads website and mobile apps to make the experience of searching for a rental faster and easier.

•	In October, we hosted our first national Zillow Premier Agent Forum with approximately 1,000 Premier Agents in attendance.

•	In November, we announced the launch of Zillow Tech Connect: Reviews. For the first time, brokers, agents and MLSs can display individual agents’ Zillow reviews on their website through Zillow Tech Connect.

•	In November, we announced the introduction of several new features to the existing Zillow Real Estate Application exclusively for Zillow Premier Agents and agents who have a free Zillow profile. The new features are designed to help agents respond faster and more effectively to new contacts they receive from Zillow, and allows for agents to easily manage their Zillow contacts, profile and listings on their mobile device.

•	In November, we announced a significant expansion to our national headquarters in downtown Seattle, as we signed a lease to occupy five additional floors of the Russell Investments Center at 1301 Second Avenue in early 2017, adding 113,470 square feet of office space. With this expansion, Zillow expects to occupy floors 29-40 by 2017, totaling 268,514 square feet, and will be the largest tenant in the 42-story building.

•	In December, Zillow was named as a best place to work among large-sized companies in the Glassdoor® 2015 Employees’ Choice Awards.

•	In December, we announced that Zillow CEO Spencer Rascoff and Chief Economist Stan Humphries will publish their first book, “Zillow Talk: The New Rules of Real Estate”.

We generate revenue from local real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue, consisting primarily of sales to real estate agents based on the number of impressions delivered in zip codes purchased, and advertising primarily sold on a cost per click, or CPC, basis to mortgage lenders, as well as display revenue, which consists of advertising placements sold primarily on a cost per thousand impressions, or CPM, basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

We have experienced significant revenue growth over the past three years. In 2012, 2013 and 2014 we focused on growing our marketplace revenue, which accounted for the majority of our revenue growth over that period. The increase in marketplace revenue resulted primarily from growth in our Premier Agent program. Our Premier Agent program represents the primary source of our revenue and is more predictable than our other revenue sources. As a greater proportion of our revenue has shifted to marketplace revenue with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

For the years ended December 31, 2014, 2013, and 2012, we generated revenue of $325.9, $197.5 million, and $116.9 million, respectively, representing year-over-year growth of 65%, 69% and 77%, respectively. We believe achieving these levels of revenue growth was primarily the result of significant growth in the following areas:

•	Traffic to our owned and operated mobile applications and websites—indicated by the average number of monthly unique users for the three months ended December 31, 2014, 2013 and 2012 of 76.7, 54.4 million and 34.5 million, respectively, representing year-over-year growth of 41%, 57% and 47%, respectively;

•	Marketplace revenue—due primarily to growth in our Premier Agent program, for which we have generally experienced increases in the number of Premier Agent advertisers and in the average monthly revenue per advertiser. Increases in the average monthly revenue per advertiser were primarily driven by an increase in impression inventory which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform; and

•	Display revenue—resulting from our traffic growth and the improved productivity of our sales force.

As noted above, we announced the launch of a new TV spot, “Family Search,” as part of our national TV advertising campaign, entitled “Find Your Way Home,” in May 2014. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs like our “Find Your Way Home” TV advertising campaign. As such, we have invested in selective advertisements to consumers and professionals in various online and offline channels that have tested well for us. Sales and marketing expenses increased by $58.8 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $34.7 million increase in marketing and advertising expenses related to advertising spend to acquire shoppers across online and offline channels. We also incurred a $3.0 million increase in consulting costs to support our marketing and advertising spend.

As of December 31, 2014, we had 1,215 full-time employees compared to 817 full-time employees as of December 31, 2013.

Proposed Acquisition of Trulia, Inc.

On July 28, 2014, Zillow entered into a merger agreement with Trulia, Inc. and Zebra Holdco, Inc. (“Holdco”), a newly formed holding company, pursuant to which Zillow agreed, upon the terms and subject to the conditions set forth therein, to acquire Trulia. Pursuant to the terms of the merger agreement, at the effective time of the mergers, each share of Trulia common stock will be converted into the right to receive 0.444 of a share of HoldCo Class A Common Stock, each share of Zillow Class A Common Stock will be converted into the right to receive one share of HoldCo Class A Common Stock, and each share of Zillow Class B Common Stock will be converted into the right to receive one share of HoldCo Class B Common Stock. On December 18, 2014, Zillow’s shareholders and Trulia’s stockholders approved the mergers.

On February 13, 2015, Zillow announced that it received notification from the Federal Trade Commission (“FTC”) that the FTC closed its investigation and would take no action against the proposed transaction. As a result, closing conditions related to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have been satisfied. The proposed transaction remains subject to the satisfaction of a number of customary closing conditions, and Zillow anticipates that it will be completed as early as February 17, 2015. Upon consummation of the merger, Holdco Class A Common Stock is expected to be listed for trading on the NASDAQ Global Select Market.

During the year ended December 31, 2014, Zillow incurred a total of $21.3 million in acquisition-related costs related to the transaction, which includes $5.0 million of investment banking fees.

For additional information regarding the proposed transaction with Trulia, see Note 1 to our consolidated financial statements, as well as the Registration Statement on Form S-4 (File No.: 333-198695), originally filed by Holdco on September 12, 2014 and deemed effective on November 17, 2014.

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

	Average Monthly Unique Users for the Three Months Ended December 31,				2013 to 2014 % Change	2012 to 2013 % Change
	2014		2013	2012
	(in thousands)
Unique Users	76,713	*	54,358	34,535	41%	57%

*

For December 2014, the reported monthly unique user metric was estimated by Zillow based on historical trends by calculating the percentage change in monthly unique users from November 2013 to December 2013 and multiplying that percentage change by the reported November 2014 monthly unique users. Zillow transitioned to an upgraded version of the Google Analytics measurement service, Universal Analytics, in the month of December 2014 on both its mobile application and website platforms. As a result, Zillow is not able to provide an accurate count of the monthly unique users as reported by the service for December 2014.

Premier Agent Advertisers

The number of Premier Agent advertisers is an important driver of revenue growth because each agent pays us a fee to participate in the program. We define a Premier Agent advertiser as an agent with an active advertising contract at the end of a period.

	At December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
Premier Agent Advertisers	62,305	48,314	29,473	29%	64%

Basis of Presentation

Revenue

We generate revenue from local real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our revenue includes marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes revenue from impressions delivered under our Premier Agent program, as well as revenue generated by Zillow Rentals. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Mortgages revenue primarily includes CPC advertising sold to mortgage lenders related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

From the launch of our Platinum Premier Agent product until the end of the third quarter of 2012, we charged for this product based upon a percentage of the total Platinum Premier Agent views in the zip code rather than the number of impressions actually delivered on our buyer’s agent list. Thus, up until the end of the third quarter of 2012, Premier Agent advertising revenue was primarily recognized on a straight-line basis during the contractual period over which the advertising was delivered. In the year ended December 31, 2012, we transitioned sales of our Platinum Premier Agent product to charging based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

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

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, equipment and maintenance costs, and facilities costs allocated on a headcount basis. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, amortization of intangible assets recorded in connection with acquisitions, and impairment of certain acquired intangible assets.

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

Acquisition-related Costs. Acquisition-related costs consist of investment banker, legal, accounting, tax, and regulatory filing fees associated with acquisitions.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the years ended December 31, 2014, 2013 and 2012, we did not have a material amount of reportable taxable income. Therefore, no tax liability or expense has been recorded in the consolidated financial statements. We have provided a full valuation allowance against our net deferred tax assets as of December 31, 2014 and 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. We have accumulated federal tax losses of approximately $358.6 million as of December 31, 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million (tax effected) as of December 31, 2014.

We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$325,893	$197,545	$116,850
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	29,461	18,810	14,043
Sales and marketing (1)	167,725	108,891	49,105
Technology and development (1)	86,406	48,498	26,614
General and administrative (1)	65,503	37,919	20,024
Acquisition-related costs	21,493	376	1,267

Total costs and expenses	370,588	214,494	111,053

Income (loss) from operations	(44,695)	(16,949)	5,797
Other income	1,085	385	142

Income (loss) before income taxes	(43,610)	(16,564)	5,939
Income tax benefit	—	4,111	—

Net income (loss)	$(43,610)	$(12,453)	$5,939

Net income (loss) per share attributable to common shareholders—basic	$(1.09)	$(0.35)	$0.20
Net income (loss) per share attributable to common shareholders—diluted	$(1.09)	$(0.35)	$0.18
Weighted-average shares outstanding—basic	40,009	36,029	30,194
Weighted-average shares outstanding—diluted	40,009	36,029	32,709

Other Financial Data:
Adjusted EBITDA (unaudited) (3)	$49,766	$30,117	$26,448

(1) Includes share-based compensation as follows:
Cost of revenue	$1,844	$737	$380
Sales and marketing	7,320	10,969	2,433
Technology and development	11,681	4,660	1,886
General and administrative	13,240	7,070	1,912

Total	$34,085	$23,436	$6,611

(2) Amortization of website development costs and intangible assets included in technology and development	$29,487	$19,791	$11,179

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Year Ended December 31,
	2014	2013	2012
Percentage of Revenue:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	9	10	12
Sales and marketing	51	55	42
Technology and development	27	25	23
General and administrative	20	19	17
Acquisition-related costs	7	0	1

Total costs and expenses	114	109	95
Income (loss) from operations	(14)	(9)	5
Other income	0	0	0

Income (loss) before income taxes	(13)	(8)	5
Income tax benefit	0	2	0

Net income (loss)	(13)%	(6)%	5%

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect the impairment of certain acquired intangible assets;

•	Adjusted EBITDA does not reflect the impact of income taxes;

•	Adjusted EBITDA does not reflect acquisition-related costs; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(43,610)	$(12,453)	$5,939
Other income	(1,085)	(385)	(142)
Depreciation and amortization expense	35,624	23,254	12,773
Impairment of certain acquired intangible assets	3,259	—	—
Share-based compensation expense	34,085	23,436	6,611
Acquisition-related costs	21,493	376	1,267
Income tax benefit	—	(4,111)	—

Adjusted EBITDA (unaudited)	$49,766	$30,117	$26,448

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

	Year Ended December 31,		2013 to 2014 % Change
	2014	2013
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$239,039	$132,901	80%
Mortgages	28,203	21,812	29%

Total Marketplace revenue	267,242	154,713	73%
Display revenue	58,651	42,832	37%

Total revenue	$325,893	$197,545	65%

	Year Ended December 31,
	2014	2013
Percentage of Total Revenue:
Marketplace revenue:
Real estate	73%	67%
Mortgages	9%	11%

Total Marketplace revenue	82%	78%
Display revenue	18%	22%

Total revenue	100%	100%

Overall revenue increased by $128.3 million, or 65%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Marketplace revenue increased by 73%, and display revenue increased by 37%.

Marketplace revenue grew to $267.2 million for the year ended December 31, 2014 from $154.7 million for the year ended December 31, 2013, an increase of $112.5 million. Marketplace revenue represented 82% of total revenue for the year ended December 31, 2014 compared to 78% of total revenue for the year ended December 31, 2013. The increase in marketplace revenue was primarily attributable to the $106.1 million increase in real estate revenue, which was primarily a result of growth in sales to existing Premier Agents looking to expand their presence on our platform, which growth was supported by increased impression inventory, as well as growth in the number of advertisers in our Premier Agent program to 62,305 as of December 31, 2014 from 48,314 as of December 31, 2013, representing growth of 29%. Average monthly revenue per advertiser increased by 27% to $338 for the year ended December 31, 2014 from $267 for the year ended December 31, 2013. We calculate our average monthly revenue per advertiser by dividing the revenue generated by our Premier Agent products in the period by the average number of Premier Agent advertisers in the period, divided again by the number of months in the period. The average number of Premier Agent advertisers is derived by calculating the average of the beginning and ending number of Premier Agent advertisers for the period. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $6.4 million, or 29%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages. There were approximately 25.7 million mortgage loan requests submitted by consumers for the year ended December 31, 2014 compared to 20.2 million mortgage loan requests submitted by consumers for the year ended December 31, 2013, an increase of 27%.

Display revenue was $58.7 million for the year ended December 31, 2014 compared to $42.8 million for the year ended December 31, 2013, an increase of $15.8 million. Display revenue represented 18% of total revenue for the year ended December 31, 2014 compared to 22% of total revenue for the year ended December 31, 2013. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 76.7 million average monthly unique users for the three months ended December 31, 2014 from 54.4 million average monthly unique users for the three months ended December 31, 2013, representing growth of 41%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to display advertising customers. As a result, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

Cost of revenue was $29.5 million for the year ended December 31, 2014 compared to $18.8 million for the year ended December 31, 2013, an increase of $10.7 million, or 57%. The increase in cost of revenue was attributable to increased headcount-related expenses of $3.4 million, including share-based compensation expense, driven by growth in headcount, increased credit card and ad serving fees of $3.1 million, a $2.1 million increase in data center and connectivity costs, a $1.3 million increase in revenue share costs, and a $0.8 million increase in various miscellaneous expenses, including royalties. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

Sales and marketing expenses were $167.7 million for the year ended December 31, 2014 compared to $108.9 million for the year ended December 31, 2013, an increase of $58.8 million, or 54%. The increase in sales and marketing expenses was primarily due to a $34.7 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and a $3.0 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increases in marketing and advertising expenses, headcount-related expenses, including share-based compensation expense, increased by $16.7 million, driven primarily by growth in the size of our sales team. We also incurred a $2.4 million increase in tradeshow and conferences expense, including related travel costs, a $1.1 million increase in depreciation expense, and a $0.9 million increase in various miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

Technology and development expenses, which include research and development costs, were $86.4 million for the year ended December 31, 2014 compared to $48.5 million for the year ended December 31, 2013, an increase of $37.9 million, or 78%. Approximately $18.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $9.7 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. Approximately $3.3 million of the increase related to the impairment of certain acquired intangible assets during the year ended December 31, 2014, primarily related to intangible assets obtained in connection with our 2012 acquisition of RentJuice Corporation. The increase in technology and development expenses was also attributable to a $2.4 million increase in software and hardware costs, a $1.9 million increase in depreciation expense, a $1.3 million increase in consulting costs, a $0.4 million increase in the loss on disposal of property and equipment, and a $0.6 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $18.3 million and $12.2 million, respectively, for the years ended December 31, 2014 and 2013. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $6.1 million and $4.8 million, respectively, for the years ended December 31, 2014 and 2013. Amortization expense included in technology and development for purchased data content intangible assets was $5.1 million and $2.8 million, respectively, for the years ended December 31, 2014 and 2013. Other data content expense was $0.7 million and $0.4 million, respectively, for the years ended December 31, 2014 and 2013. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

General and administrative expenses were $65.5 million for the year ended December 31, 2014 compared to $37.9 million for the year ended December 31, 2013, an increase of $27.6 million, or 73%. The increase in general and administrative expenses was a result of an $11.4 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $5.0 million increase in building lease-related expenses including rent, utilities and insurance, a $4.7 million increase in professional services fees, including legal and accounting, a $2.1 million increase in travel and meals expense, a $1.8 million increase in city and state taxes, a $1.2 million increase in consulting costs, a $0.6 million increase in bad debt expense, a $0.2 million increase in software costs, and a $0.2 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

Acquisition-related costs were $21.5 million for the year ended December 31, 2014 compared to $0.4 million for the year ended December 31, 2013, an increase of $21.1 million. Acquisition-related costs for the year ended December 31, 2014 were primarily a result of our proposed acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees. Acquisition-related costs for the year ended

December 31, 2013 were a result of the acquisition of StreetEasy, Inc. We expect to incur additional acquisition-related costs in future periods in connection with our proposed acquisition of Trulia.

Income Taxes

During the years ended December 31, 2014 and 2013, we did not have a material amount of reportable taxable income. Therefore, no tax liability or expense has been recorded in the consolidated financial statements for the years ended December 31, 2014 and 2013.

We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

	Year Ended December 31,		2012 to 2013 % Change
	2013	2012
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$132,901	$75,900	75%
Mortgages	21,812	10,770	103%

Total Marketplace revenue	154,713	86,670	79%
Display revenue	42,832	30,180	42%

Total revenue	$197,545	$116,850	69%

	Year Ended December 31,
	2013	2012
Percentage of Total Revenue:
Marketplace revenue:
Real estate	67%	65%
Mortgages	11%	9%

Total Marketplace revenue	78%	74%
Display revenue	22%	26%

Total revenue	100%	100%

Overall revenue increased by $80.7 million, or 69%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Marketplace revenue increased by 79%, and display revenue increased by 42%.

Marketplace revenue grew to $154.7 million for the year ended December 31, 2013 from $86.7 million for the year ended December 31, 2012, an increase of $68.0 million. Marketplace revenue represented 78% of total revenue for the year ended December 31, 2013 compared to 74% of total revenue for the year ended December 31, 2012. The increase in marketplace revenue was primarily attributable to the $57.0 million increase in real estate revenue, which was primarily a result of growth in the number of advertisers in our Premier Agent program to 48,314 as of December 31, 2013 from 29,473 as of December 31, 2012, representing growth of 64%. Average monthly revenue per advertiser increased by less than 1% to $267 for the year ended December 31, 2013 from $266 for the year ended December 31, 2012.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $11.0 million, or 103%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Approximately $5.7 million of the increase was the result of our November 2012 acquisition of Mortech. The remaining increase of $5.3 million was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages. There were approximately 20.2 million mortgage loan requests submitted by consumers for the year ended December 31, 2013 compared to 11.8 million mortgage loan requests submitted by consumers for the year ended December 31, 2012, an increase of 71%. The growth in loan requests submitted by consumers increases the likelihood that users will click on a mortgage advertisement to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan requests do not always result in revenue recognition.

Display revenue was $42.8 million for the year ended December 31, 2013 compared to $30.2 million for the year ended December 31, 2012, an increase of $12.7 million. Display revenue represented 22% of total revenue for the year ended December 31, 2013 compared to 26% of total revenue for the year ended December 31, 2012. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 54.4 million average monthly unique users for the three months ended December 31, 2013 from 34.5 million average monthly unique users for the three months ended December 31, 2012, representing growth of 57%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to customers. As a result, similar to prior periods, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

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

General and Administrative

General and administrative expenses were $37.9 million for the year ended December 31, 2013 compared to $20.0 million for the year ended December 31, 2012, an increase of $17.9 million, or 89%. The increase in general and administrative expenses was a result of a $9.3 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $2.7 million increase in professional services fees, including legal and accounting, a $2.2 million increase in building lease-related expenses including rent, utilities and insurance, a $0.7 million increase in depreciation expense and software costs, a $0.7 million increase in bad debt expense, a $1.1 million increase in travel and meals expense, a $0.5 million increase in consulting costs, and a $0.7 million increase in various other miscellaneous expenses.

Acquisition-Related Costs

Acquisition-related costs were $0.4 million for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012, a decrease of $0.9 million. Acquisition-related costs for the year ended December 31, 2013 were a result of our acquisition of StreetEasy, Inc. Acquisition-related costs for the year ended December 31, 2012 were a result of our acquisitions of RentJuice Corporation, The Guru Group LLC (dba Buyfolio.com), Mortech, Inc. and HotPads, Inc.

Income Taxes

During the years ended December 31, 2013 and 2012, we did not have reportable taxable income. Therefore, no tax liability or expense has been recorded in the consolidated financial statements for the years ended December 31, 2013 and 2012.

We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for each of the periods presented below. In the opinion of management, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue	$92,329	$88,646	$78,675	$66,243	$58,348	$53,311	$46,920	$38,966
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	8,825	7,679	6,793	6,164	5,270	5,116	4,294	4,130
Sales and marketing (1)	37,818	46,934	48,075	34,898	24,978	31,195	32,924	19,794
Technology and development (1)	28,256	21,318	19,862	16,970	14,649	12,167	11,071	10,611
General and administrative (1)	20,535	15,757	14,522	14,689	10,552	10,156	8,978	8,233
Acquisition-related costs	8,109	13,200	184	—	175	201	—	—

Total costs and expenses	103,543	104,888	89,436	72,721	55,624	58,835	57,267	42,768

Income (loss) from operations	(11,214)	(16,242)	(10,761)	(6,478)	2,724	(5,524)	(10,347)	(3,802)
Other income	317	265	284	219	145	70	115	55

Income (loss) before income taxes	(10,897)	(15,977)	(10,477)	(6,259)	2,869	(5,454)	(10,232)	(3,747)
Income tax benefit (expense)	—	—	—	—	(154)	4,265	—	—

Net income (loss)	$(10,897)	$(15,977)	$(10,477)	$(6,259)	$2,715	$(1,189)	$(10,232)	$(3,747)

Net income (loss) per share—basic	$(0.27)	$(0.40)	$(0.26)	$(0.16)	$0.07	$(0.03)	$(0.30)	$(0.11)
Net income (loss) per share—diluted	$(0.27)	$(0.40)	$(0.26)	$(0.16)	$0.06	$(0.03)	$(0.30)	$(0.11)
Weighted-average shares outstanding—basic	40,600	40,296	39,800	39,322	39,050	36,667	34,553	33,770
Weighted-average shares outstanding—diluted	40,600	40,296	39,800	39,322	42,116	36,667	34,553	33,770
Other Financial Data:
Adjusted EBITDA (3)	$19,978	$14,631	$6,429	$8,728	$15,397	$4,322	$5,275	$5,123

		Three Months Ended
		December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
		(in thousands, unaudited)
(1)	Includes share-based compensation as follows:
	Cost of revenue	$564	$489	$418	$373	$213	$185	$176	$163
	Sales and marketing	2,434	1,885	1,698	1,303	1,094	871	7,777	1,227
	Technology and development	3,852	2,748	3,056	2,025	1,607	985	1,034	1,034
	General and administrative	3,059	3,512	3,238	3,431	2,141	1,727	1,480	1,722

	Total	$9,909	$8,634	$8,410	$7,132	$5,055	$3,768	$10,467	$4,146

(2)	Amortization of website development costs and intangible assets included in technology and development	$8,374	$7,472	$6,857	$6,784	$5,999	$5,092	$4,492	$4,208

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$70,807	$65,586	$56,051	$46,595	$40,901	$35,254	$30,637	$26,109
Mortgages	7,403	7,106	6,565	7,129	5,347	5,742	5,814	4,909

Total Marketplace revenue	78,210	72,692	62,616	53,724	46,248	40,996	36,451	31,018
Display revenue	14,119	15,954	16,059	12,519	12,100	12,315	10,469	7,948

Total revenue	$92,329	$88,646	$78,675	$66,243	$58,348	$53,311	$46,920	$38,966

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Percentage of Revenue:
Marketplace revenue:
Real estate	77%	74%	71%	70%	70%	66%	65%	67%
Mortgages	8	8	8	11	9	11	12	13

Total Marketplace revenue	85	82	80	81	79	77	78	80
Display revenue	15	18	20	19	21	23	22	20

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Total revenue increased sequentially in all quarters presented. The strong increase in consumer adoption of our mobile applications and websites in the year ended December 31, 2014 was reflected in the significant growth in unique users year over year. The composition of revenue continues to shift from display revenue to marketplace revenue, as we continue to dedicate more of our advertising placements on search, map and home detail pages to our marketplace products, which provide consumers with services that are directly relevant to home-related searches. As a greater proportion of our revenue has shifted to marketplace revenue, with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

The following table presents our average monthly revenue per advertiser for the periods presented:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(unaudited)
Average Monthly Revenue per Advertiser	$359	$349	$320	$286	$271	$264	$266	$259

Average monthly revenue per advertiser increased 10% to $286 for the three months ended March 31, 2014 from $259 for the three months ended March 31, 2013. Average monthly revenue per advertiser increased 20% to $320 for the three months ended June 30, 2014 from $266 for the three months ended June 30, 2013. Average monthly revenue per advertiser increased 32% to $349 for the three months ended September 30, 2014 from $264 for the three months ended September 30, 2013. Average monthly revenue per advertiser increased 33% to $359 for the three months ended

December 31, 2014 from $271 for the three months ended December 31, 2013. In each of the periods, we believe the increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform.

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this Annual Report on Form 10-K and how we use Adjusted EBITDA.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(10,897)	$(15,977)	$(10,477)	$(6,259)	$2,715	$(1,189)	$(10,232)	$(3,747)
Other income	(317)	(265)	(284)	(219)	(145)	(70)	(115)	(55)
Depreciation and amortization expense	9,915	9,039	8,596	8,074	7,443	5,877	5,155	4,779
Impairment of certain acquired intangible assets	3,259	—	—	—	—	—	—	—
Share-based compensation expense	9,909	8,634	8,410	7,132	5,055	3,768	10,467	4,146
Acquisition-related costs	8,109	13,200	184	—	175	201	—	—
Income tax (benefit) expense	—	—	—	—	154	(4,265)	—	—

Adjusted EBITDA	$19,978	$14,631	$6,429	$8,728	$15,397	$4,322	$5,275	$5,123

Key Growth Drivers

The following tables set forth our key growth drivers for each of the periods presented below. Refer to “Key Growth Drivers—Unique Users” above in this Item 7 for information about how we measure unique users.

	Average for the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Unique Users	76,713	85,979	81,108	70,668	54,358	61,118	54,317	46,652

	Period Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Premier Agent Advertisers	62,305	60,877	56,818	52,968	48,314	44,749	38,807	34,030

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

As of December 31, 2014 and 2013, we had cash, cash equivalents and investments of $455.9 million and $437.7 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, U.S. government agency securities and certificates of deposit with original maturities of three months or less. Investments as of December 31, 2014 and 2013 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

We have executed a standby letter of credit of $1.8 million in connection with the lease of our Seattle, Washington office space and a standby letter of credit of $1.1 million in connection with the operating lease of our New York office space. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

On July 28, 2014, Zillow, HoldCo, and Trulia entered into the Merger Agreement, pursuant to which Zillow agreed, upon the terms and subject to the conditions set forth therein, to acquire Trulia in a stock-for-stock transaction. If the Merger Agreement is terminated in certain circumstances, Zillow or Trulia, as applicable, would be required to pay the other a termination fee of $69.8 million. In addition, the Merger Agreement provides that, in certain other circumstances, Zillow would be required to pay Trulia a termination fee of $150 million.

If completed, the acquisition of Trulia will have a significant impact on our liquidity, financial position and results of operations and, as a result of the acquisition, HoldCo (as the resulting parent entity in the acquisition) will enter into a supplemental indenture in respect of Trulia’s Convertible Senior Notes due in 2020 in the aggregate principal amount of $230.0 million (the “2020 Notes”), which will provide, among other things, that, at the effective time of the Trulia merger (as defined under Note 1 to our consolidated financial statements), (i) each outstanding Convertible Senior Note will no longer be convertible into shares of Trulia common stock and will be convertible solely into shares of HoldCo Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the Convertible Senior Notes, and (ii) HoldCo will guarantee all of the obligations of Trulia under the Convertible Senior Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually. The 2020 Notes cannot be redeemed prior to December 20, 2018. For additional information regarding the proposed acquisition of Trulia, see Note 1 to our consolidated financial statements.

The following table presents selected cash flow data for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash Flow Data:
Cash flows provided by operating activities	$45,519	$31,298	$35,612
Cash flows used in investing activities	(145,437)	(251,827)	(97,672)
Cash flows provided by financing activities	23,923	272,249	164,174

Cash Flows Provided By Operating Activities

Our operating cash flows result primarily from cash received from local real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our primary uses of cash from operating activities include payments for marketing and advertising activities and employee compensation. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.

For the year ended December 31, 2014, net cash provided by operating activities was $45.5 million. This was driven by a net loss of $43.6 million, adjusted by depreciation and amortization expense of $35.6 million, share-based compensation expense of $34.1 million, an increase in the balance of deferred rent of $4.4 million, amortization of bond premium of $3.5 million, impairment of certain acquired intangible assets of $3.3 million, bad debt expense of $2.5 million and a loss on disposal of property and equipment of $0.5 million. Primarily due to the increase in accrued expenses and accounts payable since December 31, 2013, which, in turn, were primarily a result of increased legal and advertising spend and related consulting costs, changes in operating assets and liabilities increased cash provided by operating activities by $5.2 million.

Cash flows provided by operating activities of $31.3 million for the year ended December 31, 2013 was primarily driven by a net loss of $12.5 million, adjusted by share-based compensation expense of $23.4 million, depreciation and amortization expense of $23.3 million, a $4.1 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of StreetEasy, Inc., bad debt expense of $1.9 million and loss on disposal of property and equipment of $0.9 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $2.7 million.

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

For the year ended December 31, 2014, net cash used in investing activities was $145.4 million. This was the result of $97.7 million of net purchases of investments, $44.2 million of purchases for property and equipment and intangible assets, and $3.5 million paid in connection with an acquisition.

For the year ended December 31, 2013, net cash used in investing activities was $251.8 million. This was the result of $183.1 million of net purchases of investments, $42.7 million paid in connection with the acquisition of StreetEasy, Inc., and $26.0 million of purchases for property and equipment and intangible assets.

For the year ended December 31, 2012, net cash used in investing activities was $97.7 million. This was the result of $10.0 million of net purchases of investments, $20.1 million of purchases for property and equipment and intangible assets, and a total of $67.6 million, net of cash acquired, paid in connection with the acquisitions of RentJuice Corporation, The Guru Group LLC (dba Buyfolio.com), Mortech, Inc. and HotPads, Inc.

The increases in capital expenditures and intangible assets during all three periods reflect our continued investments in support of business growth. We expect to continue to make significant investments in our business to provide for the continued innovation in our products and services in 2015 and thereafter.

Cash Flows Provided By Financing Activities

Our financing activities have primarily resulted from the exercise of employee option awards and proceeds from our public offerings.

For the year ended December 31, 2014, our financing activities resulted entirely from the exercise of employee option awards. The proceeds from the issuance of Class A common stock from the exercise of option awards for the year ended December 31, 2014 was $23.9 million.

For the year ended December 31, 2013, net cash provided by financing activities was approximately $272.2 million, which was primarily the result of $253.9 million in proceeds, net of offering costs, from our August 2013 public offering, and $18.4 million in proceeds from the issuance of Class A common stock from the exercise of option awards.

For the year ended December 31, 2012, net cash provided by financing activities was approximately $164.2 million, which was primarily the result of $156.7 million in proceeds, net of offering costs, from our September 2012 public offering, and $7.5 million in proceeds from the issuance of Class A common stock from the exercise of option awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2014:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$148,498	$9,809	$26,695	$31,724	$80,270
Purchase obligations	45,777	13,256	10,771	11,250	10,500

Total	$194,275	$23,065	$37,466	$42,974	$90,770

Our operating lease obligations consist of various operating leases for office space and equipment. We also have purchase obligations for content related to our mobile applications and websites. For further discussion of our operating lease and purchase obligations, see Note 12 in Part II, Item 8 (Notes to Consolidated Financial Statements).

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, the allowance for doubtful accounts, website and software development costs, goodwill, recoverability of intangible assets with definite lives and other long-lived assets, and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes revenue from impressions delivered under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes advertising sold to mortgage lenders on a cost-per-click, or CPC, basis, related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered.

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

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

For Zillow Mortgages, we recognize revenue when a user clicks on a mortgage advertisement to obtain additional information about a mortgage loan quote.

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

Allowance for Doubtful Accounts

We review our accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts. As of December 31, 2014, the allowance for doubtful accounts of $2.8 million represented 13% of total accounts receivable.

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

For our impairment assessment performed during the year ended December 31, 2014, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, and therefore, the first and second steps of the goodwill impairment test were unnecessary. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we considered macroeconomic conditions, industry and market considerations, cost factors, our overall financial performance, other relevant entity-specific events, potential events affecting our reporting unit, and changes in the market price of our common stock. The primary qualitative factors we considered in our analysis for the year ended December 31, 2014 were our overall financial performance, including our revenue growth and positive cash flows, and a market capitalization that is well in excess of the book value of our Class A common stock.

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

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the option awards’ vesting period. For restricted stock awards, restricted stock units and restricted units, we use the market value of Zillow’s Class A common stock on the date of grant to determine the fair value of the award, and we recognize compensation expense on a straight-line basis over the awards’ vesting period.

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

Risk-free interest rate. Risk-free interest rates are derived from U.S. Treasury securities as of the option award’s grant date.

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

Expected term. We estimate the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since, due to the limited period of time our share-based awards have been exercisable, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The term of the award is estimated using the simplified method as the awards granted are plain vanilla option awards.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We do not have any long-term borrowings as of December 31, 2014 or 2013.

Under our current investment policy, we invest our excess cash in money market funds, certificates of deposit, U.S. government agency securities, municipal securities, commercial paper, and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

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

Foreign Currency Exchange Risk

During the year ended December 31, 2014, Zillow established a wholly-owned subsidiary, Zillow (Canada), Inc., as a result of an acquisition. We do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. As we do not maintain a significant balance of foreign currency, we do not believe an immediate 10% increase or decrease in foreign currency exchange rates relative to the U.S. dollar would have a material effect on our business, results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow, Inc.

We have audited the accompanying consolidated balance sheets of Zillow, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zillow, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zillow, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 17, 2015

ZILLOW, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$125,765	$201,760
Short-term investments	246,829	93,531
Accounts receivable, net of allowance for doubtful accounts of $2,811 and $1,850 at December 31, 2014 and 2013, respectively	18,684	15,234
Prepaid expenses and other current assets	10,059	4,987

Total current assets	401,337	315,512
Long-term investments	83,326	142,435
Property and equipment, net	41,600	27,408
Goodwill	96,352	93,213
Intangible assets, net	26,757	29,149
Other assets	358	346

Total assets	$649,730	$608,063

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,358	$4,724
Accrued expenses and other current liabilities	16,883	10,601
Accrued compensation and benefits	6,735	4,440
Deferred revenue	15,356	12,298
Deferred rent, current portion	864	546

Total current liabilities	49,196	32,609
Deferred rent, net of current portion	11,755	7,658
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of December 31, 2014 and 2013; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2014 and 2013; 34,578,393 and 32,934,074 shares issued and outstanding as of December 31, 2014 and 2013, respectively	3	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2014 and 2013; 6,217,447 and 6,468,892 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	716,506	651,913
Accumulated deficit	(127,731)	(84,121)

Total shareholders’ equity	588,779	567,796

Total liabilities and shareholders’ equity	$649,730	$608,063

See accompanying notes to consolidated financial statements.

ZILLOW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$325,893	$197,545	$116,850
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	29,461	18,810	14,043
Sales and marketing	167,725	108,891	49,105
Technology and development	86,406	48,498	26,614
General and administrative	65,503	37,919	20,024
Acquisition-related costs	21,493	376	1,267

Total costs and expenses	370,588	214,494	111,053

Income (loss) from operations	(44,695)	(16,949)	5,797
Other income	1,085	385	142

Income (loss) before income taxes	(43,610)	(16,564)	5,939
Income tax benefit	—	4,111	—

Net income (loss)	$(43,610)	$(12,453)	$5,939

Net income (loss) per share—basic	$(1.09)	$(0.35)	$0.20
Net income (loss) per share—diluted	$(1.09)	$(0.35)	$0.18
Weighted-average shares outstanding—basic	40,009	36,029	30,194
Weighted-average shares outstanding—diluted	40,009	36,029	32,709
(1) Amortization of website development costs and intangible assets included in technology and development	$29,487	$19,791	$11,179

See accompanying notes to consolidated financial statements.

ZILLOW, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	18,580,292	2	9,528,313	1	178,817	(77,607)	101,213
Issuance of Class A common stock upon exercise of stock options	1,624,304	—	—	—	7,448	—	7,448
Share-based compensation expense	—	—	—	—	8,990	—	8,990
Conversion of Class B common stock to Class A common stock	2,065,787	—	(2,065,787)	—	—	—	—
Issuance of Class A common stock in connection with public offering, net of issuance costs of $8,601	3,844,818	1	—	—	156,726	—	156,727
Issuance of restricted shares of Class A common stock	299,213	—	—	—	—	—	—
Net income and total comprehensive income	—	—	—	—	—	5,939	5,939

Balance at December 31, 2012	26,414,414	3	7,462,526	1	351,981	(71,668)	280,317
Issuance of Class A common stock upon exercise of stock options	2,025,660	—	—	—	18,350	—	18,350
Fair value of stock options assumed in connection with an acquisiton	—	—	—	—	430	—	430
Share-based compensation expense	—	—	—	—	27,253	—	27,253
Conversion of Class B common stock to Class A common stock	993,634	—	(993,634)	—	—	—	—
Issuance of restricted shares of Class A common stock	252,114	—	—	—	—	—	—
Cancellation of restricted shares of Class A common stock	(5,270)	—	—	—	—	—	—
Issuance of Class A common stock in connection with public offering, net of issuance costs of $12,900	3,253,522	—	—	—	253,899	—	253,899
Net loss and total comprehensive loss	—	—	—	—	—	(12,453)	(12,453)

Balance at December 31, 2013	32,934,074	3	6,468,892	1	651,913	(84,121)	567,796
Issuance of Class A common stock upon exercise of stock options	1,323,509	—	—	—	23,923	—	23,923
Share-based compensation expense	—	—	—	—	40,670	—	40,670
Conversion of Class B common stock to Class A common stock	251,445	—	(251,445)	—	—	—	—
Issuance of restricted shares of Class A common stock	69,365	—	—	—	—	—	—
Net loss and total comprehensive loss	—	—	—	—	—	(43,610)	(43,610)

Balance at December 31, 2014	34,578,393	$3	6,217,447	$1	$716,506	$(127,731)	$588,779

See accompanying notes to consolidated financial statements.

ZILLOW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(43,610)	$(12,453)	$5,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,624	23,254	12,773
Share-based compensation expense	34,085	23,436	6,611
Release of valuation allowance on certain deferred tax assets	—	(4,111)	—
Loss on disposal of property and equipment	505	910	353
Bad debt expense	2,529	1,907	1,227
Deferred rent	4,415	400	5,469
Amortization of bond premium	3,506	624	751
Impairment of certain acquired intangible assets	3,259	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,979)	(7,571)	(3,458)
Prepaid expenses and other assets	(5,084)	(1,543)	650
Accounts payable	4,634	1,497	991
Accrued expenses	8,577	1,038	1,776
Deferred revenue	3,058	3,910	2,530

Net cash provided by operating activities	45,519	31,298	35,612

Investing activities
Proceeds from investment maturities	174,949	53,000	28,434
Purchases of investments	(272,644)	(236,147)	(38,397)
Purchases of property and equipment	(32,595)	(22,047)	(15,991)
Purchases of intangible assets	(11,647)	(3,925)	(4,073)
Acquisitions, net of cash acquired of $2,879 in 2012	(3,500)	(42,708)	(67,645)

Net cash used in investing activities	(145,437)	(251,827)	(97,672)

Financing activities
Proceeds from exercise of Class A common stock options	23,923	18,350	7,448
Proceeds from public offering, net of offering costs	—	253,899	156,726

Net cash provided by financing activities	23,923	272,249	164,174
Net increase (decrease) in cash and cash equivalents during period	(75,995)	51,720	102,114
Cash and cash equivalents at beginning of period	201,760	150,040	47,926

Cash and cash equivalents at end of period	$125,765	$201,760	$150,040

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$6,585	$3,817	$2,379
Write-off of fully depreciated property and equipment	$4,749	$3,697	$2,986

See accompanying notes to consolidated financial statements.

ZILLOW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Zillow, Inc. (the “Company,” “Zillow,” “we,” “us” and “our”) was incorporated as a Washington corporation effective December 13, 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. In addition to our living database of homes, accessible on Zillow.com, we also own and operate Zillow Mobile, our suite of home-related mobile applications, Zillow Mortgages, where borrowers connect with lenders to find loans and get competitive mortgage rates, Zillow Digs, our home improvement marketplace where consumers can find visual inspiration and local cost estimates, Zillow Rentals, a marketplace and suite of tools for rental professionals, Postlets, Diverse Solutions, Mortech, HotPads, StreetEasy and Retsly. Zillow provides products and services to help consumers through every stage of homeownership—buying, selling, renting, borrowing and remodeling.

Proposed Acquisition of Trulia, Inc.

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

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) a newly-organized Washington corporation, and wholly owned subsidiary of HoldCo (“Zillow Merger Sub”), will merge with and into Zillow (the “Zillow Merger”), with Zillow as the surviving entity, and (ii) a newly-organized Delaware corporation, and wholly-owned subsidiary of HoldCo (“Trulia Merger Sub”), will merge with and into Trulia (the “Trulia Merger” and, together with the Zillow Merger, the “Mergers”), with Trulia as the surviving entity. As a result of the Mergers, both Zillow and Trulia will become wholly-owned subsidiaries of HoldCo. Pursuant to the terms of the Merger Agreement, at the effective time of the Zillow Merger (the “Zillow Merger Effective Time”), (x) each share of Zillow’s Class A common stock will be converted into the right to receive one share of Class A common stock of HoldCo (“HoldCo Class A Common Stock”), and (y) each share of Zillow’s Class B common stock will be converted into the right to receive one share of Class B common stock of HoldCo. The Merger Agreement provides that, at the Zillow Merger Effective Time, all Zillow equity awards outstanding as of immediately prior to the Zillow Merger Effective Time will be assumed by HoldCo. In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Trulia Merger (the “Trulia Merger Effective Time”), by virtue of the Trulia Merger and without any action on the part of any stockholder, each share of Trulia common stock will be converted into the right to receive 0.444 of a share of HoldCo Class A Common Stock. The Merger Agreement provides that, at the Trulia Merger Effective Time, all Trulia equity awards outstanding as of immediately prior to the Trulia Merger Effective Time will be assumed by HoldCo. The Trulia Merger Effective Time is expected to occur promptly after the Zillow Merger Effective Time. Upon consummation of the merger, Holdco Class A Common Stock is expected to be listed for trading on the NASDAQ Global Select Market.

The consummation of each of the Zillow Merger and the Trulia Merger is subject to customary conditions, including: (a) absence of any applicable restraining order or injunction prohibiting the Mergers; (b) absence of a material adverse effect with respect to each of Zillow and Trulia; (c) accuracy of the representations and warranties of each party, subject to specified materiality thresholds; (d) performance in all material respects by each party of its obligations under the Merger Agreement; (e) authorization for listing the HoldCo Class A Common Stock on the NASDAQ Global Select Market; and (f) with respect to Zillow, the absence of certain legal proceedings that seek to restrain the Mergers or restrict the businesses of Zillow or Trulia.

The Merger Agreement contains termination rights for Trulia and Zillow applicable upon: (1) a final non-appealable order or other action prohibiting the Mergers; (2) the eighteen-month anniversary of the date of the Merger Agreement; (3) a breach by the other party that cannot be cured within 30 days’ notice of such breach, if such breach would result in the failure of the conditions to closing set forth in the Merger Agreement; (4) certain “triggering events,” including a change in recommendation relating to the Mergers by the other party’s Board; and (5) in certain circumstances, Trulia’s entry into a contract with respect to a superior proposal.

If the Merger Agreement is terminated in certain circumstances, Zillow or Trulia, as applicable, would be required to pay the other a termination fee of $69.8 million. In addition, the Merger Agreement provides that, in certain other circumstances, Zillow would be required to pay Trulia a termination fee of $150 million.

On September 12, 2014, HoldCo filed a Registration Statement on Form S-4 with the SEC to register the shares of HoldCo’s common stock that will be issued to shareholders of Zillow and stockholders of Trulia as consideration in the proposed acquisition in exchange for the Zillow and Trulia common stock. The Registration Statement on Form S-4 was declared effective by the SEC on November 17, 2014. On December 18, 2014, Zillow’s shareholders and Trulia’s stockholders approved the mergers. On February 13, 2015, Zillow announced that it received notification from the Federal Trade Commission (“FTC”) that the FTC closed its investigation and would take no action against the proposed transaction. As a result, closing conditions related to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have been satisfied. The proposed transaction remains subject to the satisfaction of a number of customary closing conditions, and Zillow anticipates that it will be completed as early as February 17, 2015. During the year ended December 31, 2014, Zillow incurred a total of $21.3 million in acquisition-related costs related to the transaction, which includes $5.0 million of investment banking fees.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include Zillow, Inc. and our wholly-owned subsidiary, Zillow (Canada), Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, website development costs, goodwill, recoverability of intangible assets with definite lives and other long-lived assets, and for share-based compensation, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

Reclassifications

Certain immaterial reclassifications have been made in the consolidated balance sheets and statements of operations to conform data for prior periods to the current format.

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

Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit. Securities with maturities greater than three months but less than one year are classified as short-term investments. Securities with maturities greater than one year are classified as long-term investments. Our investments are classified as held-to-maturity and are recorded at amortized cost, as we do not intend to sell the investments, and it is not more likely than not that we will be required to sell these investments prior to maturity. The amortized cost of our investments approximates their fair value.

We have restricted investment balances primarily used to guarantee various letters of credit (see Note 12). The restricted investment balances are carried at cost, which approximates fair value.

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

The amortization period for the capitalized purchased content is based on our best estimate of the useful life of the asset, which ranges from two to nine years. The determination of the useful life includes consideration of a variety of factors including, but not limited to, our assessment of the expected use of the asset and contractual provisions that may limit the useful life, as well as an assessment of when the data is expected to become obsolete based on our estimates of the diminishing value of the data over time. We evaluate the useful life of the capitalized purchased data content each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. If we determine the estimate of the asset’s useful life requires modification, the carrying amount of the asset is amortized prospectively over the revised useful life. The capitalized purchased data content is amortized on a straight-line basis as the pattern of delivery of the economic benefits of the data cannot reliably be determined because we do not have the ability to reliably predict future traffic to our websites and mobile applications.

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

Deferred Revenue

Deferred revenue consists of prepaid advertising fees received or billed in advance of the delivery or completion of the services, and for amounts received in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

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

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate and mortgage industries. These professionals include local real estate professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue. Incremental direct costs incurred related to the acquisition or origination of a customer contract in a transaction that results in the deferral of revenue are expensed as incurred.

Marketplace Revenue. Marketplace revenue consists of real estate revenue and mortgages revenue. Real estate revenue primarily includes revenue from impressions delivered under our Premier Agent program, as well as revenue generated by Zillow Rentals. Mortgages revenue primarily includes advertising sold to mortgage lenders on a cost-per-click, or CPC, basis, related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered.

Zillow’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

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

There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2014, 2013 or 2012.

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

Research and Development

Research and development costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, expenses attributable to research and development for our business totaled $72.9 million, $41.7 million and $22.0 million, respectively. Research and development costs are recorded in technology and development expenses.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. The expected volatility for our Class A common stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market representing the verticals in which we operate. We estimate the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla option awards. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock awards, restricted stock units and restricted units, we determine the fair value of the award based on the market value of our Class A common stock at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, expenses attributable to advertising totaled $73.1 million, $38.7 million and $11.1 million, respectively. Advertising costs are recorded in sales and marketing expenses.

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

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents—Cash equivalents are comprised of highly liquid investments with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

Short-term and long-term investments—Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Of the short-term investments and long-term investments on hand as of December 31, 2014, 74.8% mature in 2015 and the remaining 25.2% mature in 2016.

The following tables present the fair value of cash equivalents and investments as of the dates presented (in thousands):

	December 31, 2014
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$98,645	$98,645	$—
Foreign government securities	9,035	—	9,035
Certificates of deposit	2,975	—	2,975
Short-term investments:
U.S government agency securities	118,342	118,342	—
Corporate notes and bonds	78,746	—	78,746
Municipal securities	26,256	—	26,256
Foreign government securities	8,570	—	8,570
Commercial paper	7,987	—	7,987
Certificates of deposit	6,928	—	6,928
Long-term investments:
U.S government agency securities	63,515	63,515	—
Municipal securities	12,917	—	12,917
Corporate notes and bonds	6,694	—	6,694
Certificates of deposit	200	—	200

Total	$440,810	$280,502	$160,308

	December 31, 2013
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$184,941	$184,941	$—
U.S government agency securities	3,306	3,306	—
Short-term investments:
U.S government agency securities	78,448	78,448	—
Commercial paper	3,998	—	3,998
Corporate notes and bonds	11,085	—	11,085
Long-term investments:
U.S government agency securities	112,623	112,623	—
Corporate notes and bonds	29,812	—	29,812

Total	$424,213	$379,318	$44,895

We did not have any Level 3 assets as of December 31, 2014 or 2013. There were no liabilities measured at fair value as of December 31, 2014 or 2013.

Note 4. Accounts Receivable, net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2014	2013
Accounts receivable	$17,373	$13,793
Unbilled accounts receivable	4,122	3,291
Less: allowance for doubtful accounts	(2,811)	(1,850)

Accounts receivable, net	$18,684	$15,234

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts:
Balance, beginning of period	$1,850	$965	$683
Additions charged to expense	2,529	1,907	1,227
Less: write-offs, net of recoveries and other adjustments	(1,568)	(1,022)	(945)

Balance, end of period	$2,811	$1,850	$965

Note 5. Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2014	2013
Website development costs	$65,224	$50,408
Computer equipment	13,243	8,238
Leasehold improvements	10,617	7,320
Software	3,431	1,807
Construction-in-progress	9,307	3,289
Office equipment, furniture and fixtures	6,482	3,661

Property and equipment	108,304	74,723
Less: accumulated amortization and depreciation	(66,704)	(47,315)

Property and equipment, net	$41,600	$27,408

We recorded amortization and depreciation expense related to property and equipment, other than website development costs, of $6.1 million, $3.5 million and $1.6 million, respectively, during the years ended December 31, 2014, 2013 and 2012.

We capitalized $22.2 million, $17.3 million and $11.5 million, respectively, in website development costs during the years ended December 31, 2014, 2013 and 2012. Amortization expense for website development costs included in technology and development expenses was $18.3 million, $12.2 million and $6.9 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not yet been placed in service.

Note 6. Goodwill

The following table presents the change in goodwill from December 31, 2013 through December 31, 2014 (in thousands):

Balance as of December 31, 2013	$93,213
Goodwill recorded in connection with an acquisition	3,139

Balance as of December 31, 2014	$96,352

In June 2014, Zillow entered into an asset purchase agreement, pursuant to which Zillow acquired substantially all of the operating assets, including intellectual property rights and intangible assets, of the acquiree. The acquisition has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, and were not significant. The results of operations related to the acquisition have been included in our consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements. The goodwill recorded in connection with the acquisition is deductible for tax purposes.

Note 7. Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	December 31, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$24,615	$(13,904)	$10,711
Developed technology	13,595	(5,322)	8,274
Customer relationships	9,225	(3,386)	5,838
Trademarks	3,261	(1,327)	1,934

Total	$50,696	$(23,939)	$26,757

	December 31, 2013
	Cost	Accumulated Amortization	Net
Purchased content	$12,968	$(8,846)	$4,122
Developed technology	18,835	(4,417)	14,418
Customer relationships	9,775	(1,799)	7,976
Trademarks	3,261	(628)	2,633

Total	$44,839	$(15,690)	$29,149

In October 2014, we entered into an agreement containing a non-cancelable purchase commitment with escalating payments for content related to our mobile applications and websites that expires in October 2021. The total amount due for this content over the seven year contractual term is approximately $50 million. As the data license obtained under this agreement includes uneven payment amounts, we capitalize the payments as they are made as an intangible asset and amortize the total contract value over the estimated useful life. We have perpetual rights to the data under the agreement. The total contract value is amortized on a straight-line basis over the life of the contract plus two years, which is equivalent to the estimated useful life of the asset.

Amortization expense recorded for intangible assets for the years ended December 31, 2014, 2013 and 2012 was $11.1 million, $7.6 million and $4.3 million, respectively, and these amounts are included in technology and development expenses. The remaining weighted-average amortization period for all intangible assets as of December 31, 2014 and 2013 was approximately 6.4 years and 4.5 years, respectively.

For the year ended December 31, 2014, technology and development expense includes $3.3 million related to the impairment of certain acquired intangible assets primarily obtained in connection with our 2012 acquisition of RentJuice Corporation (“RentJuice”). In December 2014, Zillow’s management recommended and Zillow’s Board of Directors approved the shutdown of RentJuice.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 12), as of December 31, 2014 is as follows (in thousands):

2015	$11,092
2016	13,514
2017	10,647
2018	8,671
2019	6,900
All future years	24,128

Total future amortization expense	$74,952

Note 8. Income Taxes

We are subject to federal and state income taxes in the United States and Canada. For the years ended December 31, 2014, 2013 and 2012, we did not have a material amount of reportable taxable income and, therefore, no related tax liability or expense has been recorded in the consolidated financial statements. We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

The following table summarizes the components of our income tax benefit for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal	$—	$3,783	$—
State	—	328	—

Deferred income tax benefit	$—	$4,111	$—

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Tax expense at federal statutory rate	(34.0%)	(34.0%)	34.0%
State income taxes, net of federal tax benefit	(1.5%)	(5.8%)	0.0%
Nondeductible expenses	15.3%	3.1%	9.2%
Share-based compensation	0.7%	0.2%	3.5%
Research and development credits	(3.2%)	(23.3%)	0.0%
Valuation allowance	22.7%	35.0%	(46.7%)

Effective tax rate	0.0%	(24.8%)	0.0%

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$25,665	$24,152
Share-based compensation	12,680	4,467
Goodwill	1,355	1,776
Start-up and organizational costs	430	491
Research and development credits	6,493	5,123
Accruals and reserves	2,339	901
Deferred rent	4,248	2,666
Other	167	749

Total deferred tax assets	53,377	40,325
Deferred tax liabilities:
Website and software development costs	(7,263)	(4,927)
Intangibles	(6,052)	(6,519)
Depreciation and amortization	(2,838)	(1,579)

Net deferred tax assets before valuation allowance	37,224	27,300
Less: valuation allowance	(37,224)	(27,300)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2014 and 2013 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $9.9 million during the year ended December 31, 2014 and increased by $5.9 million during the year ended December 31, 2013.

We have accumulated federal tax losses of approximately $358.6 million and $236.5 million as of December 31, 2014 and 2013, respectively, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million and $6.1 million (tax effected) as of December 31, 2014 and 2013. As of December 31, 2014, approximately $286.1 million of our net operating loss carryforwards relate to tax deductible share-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to share-based compensation, the resulting tax benefits will be recorded to shareholders’ equity rather than to the statement of operations. Additionally, we have research and development credit carryforwards of $6.5 million and $5.1 million, respectively, as of December 31, 2014 and 2013, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards.

Tax years from 2011 through 2014 are currently open for audit by federal and state taxing authorities. We are currently under income tax examination for federal income tax purposes for the year ended December 31, 2012. As of December 31, 2014, we do not anticipate any material adjustments resulting from the tax examination.

Changes for unrecognized tax benefits for the periods presented are as follows (in thousands):

Balance at January 1, 2012	$1,225
Gross increases—prior period tax positions	30

Balance at December 31, 2012	$1,255

Gross increases—prior and current period tax positions	3,868

Balance at December 31, 2013	$5,123

Gross increases—current period tax positions	1,946
Gross decreases—prior period tax positions	(576)

Balance at December 31, 2014	$6,493

We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Note 9. Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2014 or 2013.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the year ended December 31, 2014, 251,445 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

The following shares of Class A common stock have been reserved for future issuance as of the dates presented:

	December 31, 2014	December 31, 2013
Class A common option awards outstanding	5,799,764	5,156,706
Class A common stock available for grant under equity plan	672,606	1,144,762
Restricted stock units outstanding	125,602	121,123
Shares issuable upon conversion of outstanding Class B common stock	6,217,447	6,468,892

Total	12,815,419	12,891,483

Note 10. Share-Based Awards

On July 19, 2011, our 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and serves as the successor to our 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2011 Plan 3,800,000 shares of Class A common stock are reserved for issuance. The number of shares of Class A common stock available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years beginning in 2013 by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock and Class B common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 3,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Option Awards

All option awards granted from inception through December 31, 2014 are nonqualified stock options, with the exception of substituted incentive stock options for 15,143 shares of Zillow’s Class A common stock that were granted in connection with the December 14, 2012 acquisition of HotPads, Inc. Option awards under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option award is ten years from the date of grant. Any portion of an option award that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested option awards after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Option awards granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, except for option awards granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”), which are fully vested and exercisable on the date of grant, and except for certain option awards that were granted to our chief executive officer in December 2012 and January 2013.

The following table summarizes option award activity for the year ended December 31, 2014:

	Shares Available for Grant	Number of Shares Subject to Existing Option Awards	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,513,264	5,156,706	$27.09	5.43	$283,008,505
Authorized increase in plan shares	1,563,827	—	—
Granted	(2,219,458)	2,219,458	97.06
Exercised	—	(1,323,509)	18.08
Forfeited or cancelled	252,891	(252,891)	62.76

Outstanding at December 31, 2014	1,110,524	5,799,764	54.37	5.32	311,040,401
Vested and exercisable at December 31, 2014		1,685,583	21.95	3.77	141,486,370

The shares available for grant in the above table exclude option awards for an aggregate of 25,385 shares that were granted in 2013 in substitution of option awards previously granted by StreetEasy, Inc. Pursuant to the terms of the 2011 Plan, such substituted option awards do not reduce the number of shares available for future issuance under the 2011 Plan. As of December 31, 2014, the shares available for grant in the above table do not include 139,002 shares of restricted stock and 298,916 restricted stock units granted under our 2011 Plan. Aggregate intrinsic value represents the difference between the fair market value of our Class A common stock and the exercise price of outstanding, in-the-money options.

As of December 31, 2014, there was a total of $90.7 million in unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 3.1 years. The total intrinsic value of option awards exercised during the years ended December 31, 2014, 2013 and 2012 was $124.0 million, $114.4 million and $49.7 million, respectively.

The fair value of option awards granted, excluding Nonemployee Director Awards and certain option awards granted to the Company’s chief executive officer in December 2012 and January 2013, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	53% – 57%	50% – 54%	49% – 52%
Expected dividend yields	—	—	—
Average risk-free interest rate	1.37% – 1.55%	0.70% – 1.27%	0.53% – 0.76%
Weighted-average expected life	4.58 years	4.58 years	4.58 years
Weighted-average fair value of option awards granted	$44.34	$21.26	$13.79

In March 2014, option awards for an aggregate of 23,010 shares of our Class A common stock were granted as Nonemployee Director Awards. The fair value of option awards granted for the Nonemployee Director Awards, $32.60 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 54%, a risk-free interest rate of 0.69%, and a weighted-average expected life of 3.5 years. During the year ended December 31, 2014, share-based compensation expense recognized in our statement of operations related to the March 2014 Nonemployee Director Awards was $0.8 million, and is included in general and administrative expenses.

On January 24, 2013, an option award for 500,000 shares of our Class A common stock was granted to the Company’s chief executive officer. The fair value of the option award, $19.00 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of

51%, a risk-free interest rate of 0.70% and a weighted-average expected life of 7.3 years. In December 2012, an option award for 500,000 shares of our Class A common stock was granted to the Company’s chief executive officer. The fair value of the option award, $12.23 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 49%, a risk-free interest rate of 0.60%, and a weighted-average expected life of 5.0 years.

The fair value of option awards vested for the years ended December 31, 2014, 2013 and 2012 was $1.8 million, $1.2 million and $0.8 million, respectively.

The following table summarizes information about option awards outstanding and option awards vested and exercisable as of December 31, 2014:

	Option Awards Outstanding			Option Awards Vested and Exercisable
Exercise Price or Range	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.95—$19.84	888,955	2.80	$3.87	790,891	$3.78
$24.80—$29.69	582,168	4.79	28.19	170,611	28.07
$30.46—$36.30	545,314	4.14	31.08	295,518	31.03
$36.36—$38.60	1,268,964	6.23	36.43	273,343	36.50
$38.97—$81.97	343,766	5.42	60.99	106,943	54.31
$82.05	1,019,380	6.01	82.05	—	—
$82.74—$107.94	593,028	6.29	95.20	48,277	88.38
$109.93—$144.07	530,891	6.65	126.56	—	—
$144.94	21,478	6.65	144.94	—	—
$160.32	5,820	6.57	160.32	—	—

Total	5,799,764	5.32	54.37	1,685,583	21.95

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2014:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2014	230,127	$30.43
Granted	3,255	80.91
Vested	(146,547)	30.48
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2014	86,835	32.25

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2014, 2013 and 2012 was $4.5 million, $3.4 million and $1.0 million, respectively.

The fair value of the outstanding restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of December 31, 2014, there was $2.5 million of total unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2014:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2014	121,123	$64.07
Granted	102,264	102.95
Vested	(64,935)	76.28
Forfeited or cancelled	(32,850)	72.40

Unvested outstanding at December 31, 2014	125,602	85.67

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

The total fair value of vested restricted stock units was $7.4 million, $10.8 million and $0 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of December 31, 2014, there was $10.8 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.57 years.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$1,844	$737	$380
Sales and marketing	7,320	10,969	2,433
Technology and development	11,681	4,660	1,886
General and administrative	13,240	7,070	1,912

	$34,085	$23,436	$6,611

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

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of option awards and Class A common stock underlying unvested restricted stock, restricted stock units and restricted units using the treasury stock method.

For the periods presented, the following Class A common stock equivalents were included in the computation of diluted net income per share because they had a dilutive impact (in thousands):

	Year Ended December 31,
	2014	2013	2012
Class A common stock issuable upon the exercise of option awards	—	—	2,469
Class A common stock underlying unvested restricted stock awards, restricted stock units and restricted units	—	—	46

Total Class A common stock equivalents	—	—	2,515

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Class A common stock issuable upon the exercise of option awards	2,903	3,179	—
Class A common stock underlying unvested restricted stock awards, restricted stock units and restricted units	118	171	—

Total Class A common stock equivalents	3,021	3,350	—

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of preferred stock have been satisfied. We have not presented net income (loss) per share under the two-class method for our Class A common stock and Class B common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 12. Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment. In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle, Washington (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we lease a total of approximately 178,000 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through December 2024. In April 2012, we entered into a lease agreement for office space in Irvine, California (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of approximately 60,000 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022. In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In February 2014, we entered into an operating lease in New York, New York (as amended from time to time, the “New York Lease”). Pursuant to the terms of the New York Lease, we lease a total of approximately 39,900 square feet, and we are obligated to make escalating monthly lease payments that began in August 2014 and continue through November 2024. We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, and Vancouver, British Columbia.

Future minimum payments for all operating leases as of December 31, 2014 are as follows (in thousands):

2015	$9,809
2016	11,464
2017	15,231
2018	16,610
2019	15,114
All future years	80,270

Total future minimum lease payments	$148,498

Rent expense for the years ended December 31, 2014, 2013 and 2012, was $7.5 million, $4.1 million and $2.6 million, respectively.

Purchase Commitments

As of December 31, 2014, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $45.8 million. The amounts due for this content as of December 31, 2014 is as follows (in thousands):

2015	$13,256
2016	6,070
2017	4,701
2018	5,250
2019	6,000
All future years	10,500

Total future purchase commitments	$45,777

Letters of Credit

We have executed standby letters of credit of $1.8 million in connection with our Seattle Lease and $1.1 million in connection with the operating lease of our New York office. The letters of credit are secured by our investments and are effective until 60 days after the expiration date of the lease.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. We have not recorded an accrual related to these complaints as of December 31, 2014 or 2013, as we do not believe a material loss is probable.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. We have not recorded an accrual related to this complaint as of December 31, 2014 or 2013, as we do not believe a material loss is probable.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. On October 20, 2014, the Court issued an order granting our motion to dismiss the consolidated amended complaint with prejudice. Also on October 20, 2014, the Court entered a judgment dismissing the complaint with prejudice. On November 19, 2014, plaintiffs filed a notice of appeal of the October 20, 2014 judgment of dismissal with prejudice. Plaintiffs’ opening appellate brief must be filed by February 27, 2015. We have not recorded an accrual related to this lawsuit as of December 31, 2014 or 2013, as we do not believe a material loss is probable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on September 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On January 26, 2015, the plaintiffs filed a contempt motion for alleged violation of the preliminary injunction, which Zillow and Samuelson opposed. The parties are awariting a ruling from the Superior Court. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court, that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. The trial date was also extended to October 26, 2015. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of December 31, 2014, as we do not believe a material loss is probable.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation and appointed Rigrodsky & Long as lead counsel. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Chancery Court that same day. The parties are currently conducting confirmatory discovery. We have not recorded an accrual related to these lawsuits as of December 31, 2014, as we do not believe a material loss is probable.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Marketplace revenue:
Real estate	$239,039	$132,901	$75,900
Mortgages	28,203	21,812	10,770

Total Marketplace revenue	267,242	154,713	86,670
Display revenue	58,651	42,832	30,180

Total revenue	$325,893	$197,545	$116,850

Note 14. Subsequent Events

Pursuant to its terms, the Platform Services Agreement, dated as of April 7, 2011, by and between Zillow and Threewide Corporation (“Threewide”) will expire on April 7, 2015. Zillow will not incur any early termination penalties as a result of the agreement’s expiration. Under the terms of the agreement, Threewide granted to Zillow a nonexclusive license to display listings on Zillow’s mobile applications and websites.

On January 7, 2015, option awards for a total of 650,000 shares of our Class A common stock were granted to certain of the Company’s executive officers. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the first anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable four years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the two-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable five years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the three-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the four-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the vesting commencement date. The option awards have a ten-year term. The option awards are subject to shareholder approval of a share increase under the Company’s Amended and Restated 2011 Incentive Plan, and no portion of the option awards are exercisable until such shareholder approval has been obtained.

On February 13, 2015, Zillow announced that it received notification from the Federal Trade Commission (“FTC”) that the FTC closed its investigation and would take no action against the proposed acquisition of Trulia (see Note 1). As a result, closing conditions related to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have been satisfied. Zillow anticipates that the proposed acquisition will be completed as early as February 17, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow, Inc.

We have audited Zillow, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zillow, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zillow, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zillow, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Zillow, Inc., and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 17, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

We have filed the financial statements listed in the Index to Consolidated Financial Statements as a part of this Annual Report on Form 10-K.

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

ZILLOW, INC.

Date: February 17, 2015	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 17, 2015.

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

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated May 2, 2012, by and among Zillow, Inc., RentJuice Corporation, Renegade Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference).

2.2+	Agreement and Plan of Merger, dated August 16, 2013, by and among Zillow, Inc., NMD Interactive, Inc., d/b/a StreetEasy, Strawberry Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013, and incorporated herein by reference).

2.3+	Agreement and Plan of Merger, dated July 28, 2014, by and among Zillow, Inc., Zebra Holdco, Inc. and Trulia, Inc. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2014, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation, dated July 20, 2011 (Filed as Exhibit 3.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, dated July 25, 2011 (Filed as Exhibit 3.2 to Zillow, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35237) filed on August 25, 2011, and incorporated herein by reference).

4.1	Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

4.2	Second Amended and Restated Investors’ Rights Agreement, dated September 7, 2007 (Filed as Exhibit 4.2 to Zillow, Inc.’s to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

4.3	Common Stock Purchase Agreement among Zillow, Inc., TCV V, L.P., TCV Member Fund, L.P., and PAR Investment Partners, L.P. dated June 16, 2011 (Filed as Exhibit 4.3 to Zillow, Inc.’s Current Report on Form 8-K (SEC File No. 001-35237) filed on July 29, 2011, and incorporated herein by reference).

Exhibit Number	Description

4.4	Agreement, Waiver and Amendment With Respect to Initial Public Offering and Common Stock Financing, dated as of April 16, 2011 (Filed as Exhibit 4.14 to Registrant’s Registration Statement on Form S-3 (SEC File No. 333-183111) filed with the Securities and Exchange Commission on August 7, 2012, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement between Zillow, Inc. and each of its directors and executive officers (Filed as Exhibit 10.1 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.3*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.4*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on June 20, 2011, and incorporated herein by reference).

10.5*	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan (Filed as Appendix A to Zillow’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2012, and incorporated herein by reference).

10.6*	Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 16, 2013, and incorporated herein by reference).

10.7	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.8	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.9	Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference).

10.10	Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

10.11	Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014, and incorporated herein by reference).

10.12	Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.13*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the officers of Zillow, Inc. (Filed as Exhibit 10.13 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.14*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between Chad M. Cohen and Zillow, Inc. (Filed as Exhibit 10.15 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.16*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173570) filed on May 23, 2011, and incorporated herein by reference).

10.17*	Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

10.18†	Platform Services Agreement, dated April 7, 2011, by and between Zillow, Inc. and Threewide Corporation (Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference).

10.19*	Amended and Restated Executive Employment Agreement by and between Errol Samuelson and Zillow, Inc. (Filed as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.20*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.21*	Form of Restricted Unit Award Notice and Restricted Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.22*	Form of Confidential Information, Inventions, and Nonsolicitation Agreement for certain officers of Zillow, Inc. (Filed as Exhibit 10.4 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.23*	Letter Agreement dated June 16, 2014 by and between Zillow, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014, and incorporated herein by reference).

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zillow agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.