Form 10-K/A
period 2014-12-31
ZILLOW INC
filed 2015-04-16
CIK 1334814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☑

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Stock Market on such date was $4,627,866,009.

As of February 4, 2015, 34,614,982 shares of the Registrant’s Class A common stock and 6,217,447 shares of the Registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the definitive proxy statement of Zillow Group, Inc. relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, the Registrant will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.

EXPLANATORY NOTE

Zillow, Inc. (“Zillow”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2015, for the purpose of amending and restating in its entirety the information regarding documents incorporated by reference on the cover of the Form 10-K and Part III, Items 10 through 14 of the Form 10-K.

On February 17, 2015, pursuant to the Agreement and Plan of Merger, dated as of July 28, 2014 (the “Merger Agreement”) by and among Zillow, Trulia, Inc. (“Trulia”), and Zillow Group, Inc. (f/k/a Zebra Holdco, Inc., “Zillow Group”), following the completion of the mergers contemplated by the Merger Agreement, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group (the “Trulia Transaction”). As the successor to Zillow pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Zillow Group’s Class A common stock was deemed to be registered under Section 12(b) of the Exchange Act and began trading on the NASDAQ Global Select Market under the ticker symbol “Z” beginning on February 18, 2015.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected above and below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and Zillow’s and Zillow Group’s other filings made with the SEC on or subsequent to February 17, 2015.

Unless the context requires otherwise, the terms “the Company,” “we,” “us” and “our” refer to Zillow, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Zillow Group’s definitive proxy statement relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to the Form 10-K to set forth the information required by Part III of the Report, to the extent not set forth herein.

We adopted a Code of Ethics that applied to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and persons performing similar functions through the closing of the Trulia Transaction. The Code of Ethics for Zillow Group, which is substantially in the form of the Code of Ethics that was applicable to us through the closing of the Trulia Transaction, is posted on Zillow Group’s website at http://investors.zillowgroup.com/corporate-governance.cfm. Zillow Group, as our successor, intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics of Zillow Group by posting such information on its website at the address specified above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Zillow Group’s definitive proxy statement relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to the Form 10-K to set forth the information required by Part III of the Report, to the extent not set forth herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Zillow Group’s definitive proxy statement relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to the Form 10-K to set forth the information required by Part III of the Report, to the extent not set forth herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Zillow Group’s definitive proxy statement relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to the Form 10-K to set forth the information required by Part III of the Report, to the extent not set forth herein.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Zillow Group’s definitive proxy statement relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to the Form 10-K to set forth the information required by Part III of the Report, to the extent not set forth herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this Amendment No. 1 on Form 10-K/A is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZILLOW, INC.

Date: April 16, 2015	By:	/S/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.